Form 10-Q
period 1995-08-31
WOLF HOWARD B INC
filed 1995-10-13
CIK 108018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the Quarterly Period Ended August 31, 1995

                          Commission file number 1-6775



                              HOWARD B. WOLF, INC.
             (Exact name of registrant as specified in its charter)


               Texas                         75-0847571
     (State of incorporation)      (IRS Employer Identification No.)


          3809 Parry Avenue, Dallas, Texas        75226-1753
     (Address of principal executive offices)     (Zip Code)


                                 (214) 823-9941
                               (Telephone number)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                     YES X . NO   .

         Common stock, par value $.33-1/3 per share:  1,056,191 shares outstanding as of October 13, 1995

                                      INDEX

                                                                       Page
                                                                     Number

     PART I.    FINANCIAL INFORMATIONM

       Item 1.  Financial Statements

                Consolidated Statements of Operations
                  and Retained Earnings
                  Three months ended August 31, 1995
                  and August 31, 1994 (Unaudited)                    3

                Consolidated Balance Sheets
                  August 31, 1995 (Unaudited) and May 31, 1995       4

                Consolidated Statments of Cash Flows
                  Three months ended August 31, 1995
                  and August 31, 1994 (Unaudited)                    5

                Notes to Consolidated Financial Statements
                  (Unaudited)                                        6

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  7 & 8

     PART II.   OTHER INFORMATION

       Item 9.  Exhibits and Reports on Form 8-K                     9


                          Part I. FINANCIAL INFORMATION

     Item 1.    Financial Statement

                              HOWARD B. WOLF, INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETIANED EARNINGS
                                   (Unaudited)


                                                 Three Months Ended

                                                     August 31,



                                              1995               1994

Net sales                                    $3,789,539         $3,592,856

     Cost and expenses:
       Cost of sales                          2,537,607          2,363,984
       Selling, general and
         administrative expenses                903,984            914,754

       Provision for bad debt expense            22,500             22,500

                                              3,464,091          3,301,238
                                                325,448            291,618

     Other income                                 9,832             23,266

     Interest income                              2,209              9,682

     Interest expense                           (11,907)            (6,999)

     Income before federal income tax           325,582            317,567

     Provision for federal income tax          (114,395)          (111,203)

     Net income                                 211,187            206,364

     Retained earnings - beginning of year    4,540,170          4,067,839

     Cash dividends                             (84,495)           (73,933)

     Retained earnings - end of year         $4,666,862         $4,200,270

     Average number of shares outstanding     1,056,191          1,056,191

     Net income per share                         $0.20              $0.20

     Cash dividends per share                     $0.08              $0.07


                 See notes to consolidated financial statements.

                              HOWARD B. WOLF, INC.

                                         August 31,                 May 31,
                                            1995                      1995
     ASSETS
                                       (Unaudited)
Current assets:
  Cash and cash equivalents             $  969,871                $1,375,569
  Accounts receivable (net)              1,953,889                 1,984,284
  Inventories                            3,999,000                 4,024,860
  Prepaid expenses                         130,265                   106,630
  Deferred federal income tax benefit      182,000                   183,000
    Total current assets                 7,235,025                 7,674,343

Property, plant and equipment            2,270,521                 2,113,701
  Less accumulated
    depreciation and amortization       (1,188,133)               (1,155,133)
                                         1,082,388                   958,568

Property, plant and equipment
  not used in operations,
    less accumulated depreciation          109,009                   114,288
Other assets                                48,835                    48,835
                                        $8,475,257                $8,796,034


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $1,092,256                 $1,277,763
  Accrued compensation                     146,024                    155,739
  Accrued taxes                             78,350                     56,449
  Other accrued liabilities                 95,984                    363,769
  Federal income tax payable                20,293                     25,656
    Total current liabilities            1,432,907                  1,879,376

Deferred federal income tax                 81,000                     82,000

Shareholders' equity:
  Common stock, par value $.33-1/3;
    3,000,000 shares authorized,
    1,081,191 shares issued                 360,400                   360,400
  Additional paid-in capital              2,034,088                 2,034,088
  Retained earnings                       4,666,862                 4,540,170
  Less common stock in treasury,
    at cost, 25,000 shares                 (100,000)                 (100,000)
                                          6,961,350                 6,834,658
                                         $8,475,257                $8,796,034

Note: The consolidated balance sheet at May 31, 1995 has been taken from the audited financial statements.

                 See notes to consolidated financial statements.


                              HOWARD B. WOLF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Three Months Ended
                                                           August 31,
                                                     1995               1994

Cash flows from operating activities:
Net income                                       $211,187           $206,364
Adustments to reconcile net income to net
  cash provided by operating activities--
  Depreciation and amortization                    38,279             32,280
  Provision for losses on accounts receivable      22,500             22,500
  Decrease in deferred federal income tax credit   (1,000)                 -
Net changes in assets and liabilities
  (Increase) decrease in accounts receivable        7,895           (389,698)
  Decrease in inventories                          25,860             32,995
  (Increase) decrease in prepaid expenses         (23,635)            22,170
Decrease in accounts payable
  and accrued liabilities                        (441,106)          (645,977)
(Increase) decrease in deferred
  federal income tax benefit                        1,000             (9,500)
Increase (decrease) in federal
  income tax payable                               (5,363)           117,893

  Net cash used in operating activities          (164,383)          (610,973)

Cash flow from investing activities:
  Additions to property, plant and euqipment      (156,820)          (70,625)
    Net cash used in investing activities         (156,820)          (70,625)

Cash flow from financing activities:
  Cash dividends paid                              (84,495)          (73,933)
    Net cash used in financing activities          (84,495)          (73,933)

Net decrease in
  cash and cash equivalents                       (405,698)          (755,531)
Cash and cash equivalents
  at beginning of period                         1,375,569          1,790,060

Cash and cash equivalents
  at end of period                              $  969,871         $1,034,529




                 See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The consolidated balance sheet as of August 31, 1995 the consolidated statements of operations and the consolidated statements of cash flows for the three-month periods ended August 31, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 1995 and 1994 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statement be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1995 annual report to shareholders. The results of operations for the three-month period ended August 31, 1995 are not necessarily indicative of the operating results for the full year ending May 31, 1996.

                                         August 31, 1995          May 31, 1995
Cash and cash equivalents consist of:
        Cash                               $  890,355             $   412,670
        Money market funds                     79,516                 134,075
        Matured funds at factor                     -                 828,824
                                           $  969,871             $ 1,375,569

Allowances for collection
  losses and discounts are:
        Collection losses                  $  102,734             $    88,128
        Discounts                               9,800                   9,682
                                           $  112,534             $    97,810

Inventories consist of:
        Raw materials                      $1,479,490             $ 1,381,292
        Work-in-process                       752,050                 984,509
        Finished goods                      1,767,460               1,659,059
                                           $3,999,000             $ 4,024,860

Accumulated depreciation on
  property, plant and equipment
  not used in operations is:               $  352,425             $   347,146

Provision for federal income
  tax detail is:
        Current tax expense                $  114,395              $  479,758
        Deferred tax benefit                        -                  49,000
                                           $  114,395              $  430,758

Cash flow information:
        Cash payments for interest         $   11,907              $   32,161

        Cash payments for
          federal income taxes             $  119,758              $  460,000

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Working capital at August 31, 1995 was $5,802,118, an increase of $7,157 from May 31, 1995. Cash and cash equivalents decreased $405,698 during the three-month period ended August 31, 1995. Cash was used to fund normal working capital requirements, including acquisition of property, plant and equipment additions, payment of dividends and payment of matured accounts payable and accrued liabilities. Accounts receivable increased $30,395 primarily due to the timing of shipments during the quarter. Inventories decreased $25,860, or approximately one percent. Accounts payable and accrued liabilities decreased $441,106 primarily due to payment of normal maturities and accrued expenses during the three-month period.

The current ratio at August 31, 1995 is 5 to 1 (4 to 1 at May 31, 1995). Total liabilities to assets equals eighteen percent (twenty-two percent at May 31, 1995).

The Company factors its accounts receivable with a commercial factor on a matured basis. (Funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days). The factor establishes a credit line per customer on a non-recourse basis. Credit extended by the company in excess of the credit line is factored on a recourse basis.

Capital acquisition and improvement expenditures totaled $156,820 during the three-month period ended August 31, 1995. It is estimated that approximately $100,000 additional capital expenditures will be made over the next three quarters, consisting primarily of equipment and improvements to existing facilities. Funding will come from cash flows generated through operating activities. No significant disposition of equipment occurred during the three-month period ended August 31, 1995. It is expected that the Dallas facility shown as property, plant and equipment not used in operations will be sold for approximately $250,000 during the next three-month period.

The Company does not offer a retirement plan nor offer post retirement or employment benefits. Accordingly, there will be no impact on the Company due to SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS 112, "Employers' Accounting for Post Employment Benefits".

Based on current operations and internally generated cash flows, management believes that adequate resources will be available to meet current and future liquidity requirements.



RESULTS OF OPERATIONS

August 31, 1995 first quarter net sales increased approximately five and one-half percent compared to the first quarter of the previous year. The increase resulted primarily from a slightly stronger product demand and a broadened market base.

Cost of sales, as a percentage relationship to net sales, increased approximately one and two-tenths of one percentage point from the first quarter last year. The percentage increase resulted primarily from higher manufacturing costs and sales allowances.

Selling, general and administrative expenses decreased approximately one-and seven-tenths of one percentage point as a percentage relationship to net sales compared to last year's first quarter. The percentage decrease resulted primarily from higher net sales. The provision for bad debt expense was $22,500, the same as 1994.

Other income decreased approximately fifty-eight percent from the first quarter last year, resulting primarily from a decrease in rental income from property not used in operations.

Interest income decreased approximately seventy-seven percent compared to the first quarter of the previous year due primarily to lower average cash balances.

Interest  expense, compared  to  last year's  first  quarter, was  approximately
seventy  percent higher.   The  increase resulted  primarily from  higher factor
interest charges on recourse accounts receivable.

The federal income tax provision effective tax rate of 35.1 percent differs from the statutory rate (34 percent) as a result of nondeductible life insurance premiums, nondeductible portion of meals, accelerated depreciation, capitalization of certain expenses in inventories and the difference between the doubtful account reserve and writeoff,

                           Part II.  OTHER INFORMATION

Item 9. No reports on Form 8-K were filed during the three-month period ended August 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HOWARD B. WOLF, INC.


                                             Eugene K. Friesen /s
                                             Eugene K. Friesen
                                             Senior Vice-President and Treasurer



                                             Howard B. Wolf /s
                                             Howard B. Wolf
                                             Chairman

October 13, 1995