Form 10-Q
period 1995-11-30
WOLF HOWARD B INC
filed 1996-01-12
CIK 108018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the Quarterly Period Ended November 30, 1995

                          Commission file number 1-6775



                              HOWARD B. WOLF, INC.
             (Exact name of registrant as specified in its charter)


               Texas                         75-0847571
     (State of incorporation)      (IRS Employer Identification No.)


          3809 Parry Avenue, Dallas, Texas                       75226-1753
       Address of principal executive offices)                   (Zip Code)


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


                                     YES X . NO   .

                    Common stock, par value $.033-1/3 per share:
                         1,056,191 shares outstanding as of
                                  January 12, 1996

                                      INDEX

                                                                       Page
                                                                     Number

     PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Statements of
                  Operations and Retained Earnings for the
                  three month and six-month periods ended
                  November 30, 1995 and November 30, 1994 (Unaudited)     3

                Consolidated Balance Sheets
                  November 30, 1995 (Unaudited) and May 31, 1995          4

                Consolidated Statements of Cash Flows for the
                  six-month period ended November 30, 1995
                  and November 30, 1994 (Unaudited)                       5

                Notes to Consolidated financial Statements
                  (Unaudited)                                             6

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       7 & 8

     PART II.   OTHER INFORMATION

       Item 9.  Exhibits and Reports on Form 8-K                          8

     Part I. FINANCIAL INFORMATION

     Item 1.    Financial Statement

                              HOWARD B. WOLF, INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)


                                               Three Months Ended
                                                  November 30

                                               1995                1994
  Net sales                                   $3,876             $3,670

  Cost and expenses:
    Cost of sales                              2,365              2,299
    Selling, general and
      administrative expenses                  1,122              1,033
    Provision for bad debt expense                23                 23

                                               3,510              3,355
                                                 366                315

    Gain on sale of property, plant
      and Equipment not used in operations       144                  -
    Other income                                  18                 26
    Interest Income                                5                  9
    Interest Expense                             (16)                (5)

    Income before federal income tax             517                345

    Provision for federal income tax            (180)              (122)


    Net income                                   337                223

    Retained earnings -
      beginning of year                        4,667              4,200
    Cash dividends                               (85)               (74)

    Retained earnings - end of year            4,919              4,349


    Average number of shares outstanding       1,056              1,056

    Net income per share                       $0.32              $0.21

    Cash dividends per share                   $0.08              $0.07


                   See notes to consolidated financial statements.

                                                   Six Months Ended
                                                   November 30, 1995
  Net Sales                                    $7,665              $7,263

    Cost and expenses:
      Cost of sales                             4,903               4,663
    Selling, general and
      administrative expenses                   2,026               1,947
    Provision for bad debt expense                 45                  45

                                                6,974               6,655

                                                  691                 608

    Gain on sale of Property, Plant
      and equipment not used in operations        144                   -
    Other income                                   28                  49
    Interest income                                 7                  18
    Interest expense                              (28)                (12)

    Income before federal income tax              842                  663

    Provision for federal income tax              295                  234

    Net income                                    547                  429

    Retained earnings -
      beginning of year                         4,540                 4,068
    Cash dividends                               (168)                 (148)

    Retained earnings - end of year             4,919                 4,349

    Average number of shares outstanding        1,056                 1,056

    Net income per share                        $0.52                 $0.41

    Cash dividends per share                    $0.16                 $0.14

                  See notes to consolidated financial statements.

                               HOWARD B. WOLF, INC.

                            CONSOLIDATED BALANCE SHEET


                                          November 30,              May 31,
                                              1995                   1995
       ASSETS
  Current assets:
    Cash and cash equivalents                $1,465                 $1,376
    Accounts receivable (net)                 1,836                  1,984
    Inventories                               4,217                  4,025
    Prepaid expenses                            137                    107
    Deferred federal income tax benefit         192                    183
      Total current assets                    7,847                  7,674

  Property, plant and equipment               2,343                  2,114
    Less accumulated
      depreciation and amortization          (1,221)                (1,155)
                                              1,122                    959

   Property, plant and equipment
      not used in operations
      less accumulated depreciation               3                    114
    Other assets                                 49                     49

          Total Assets                       $9,020                 $8,796

       LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                         $1,248                $1,278
    Accrued compensation                         90                   156
    Accrued taxes                                93                    56
    Other accrued liabilities                   203                   364
    Federal income tax payable                   92                    26
      Total current liabilities               1,727                 1,879

  Deferred federal income tax                    80                    82

  Shareholders' equity:
    Common stock, par value $.33-1/3;
      3,000,000 shares authorized,
      1,081,191 shares issued                   360                   360
    Additional paid-in capital                2,035                 2,035
    Retained earnings                         4,919                 4,540
    Less common stock in treasury,
      at cost, 25,000 shares                   (100)                 (100)
                                              7,214                 6,835
                                             $9,020                $8,796

  Note: The consolidated balance sheet at May 31, 1995 has been taken from the audited financial statements.

          See notes to consolidated financial statements.

                               HOWARD B. WOLF, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                         Six Months Ended
                                                            November 30,
                                                       1995            1994
  Cash flows from operating activities:
  Net income                                          $  548          $  429
  Adjustments to reconcile net income to net
    cash (used in) provided by
    operating activities --
    Depreciation and amortization                         71              65
    Provision for losses on accounts receivable           45              45
    Gain on sale of property, plant and equipment
      not used in operations                            (144)              -
    Decrease in deferred federal income
      tax credit                                          (2)             (1)
  Net changes in assets and liabilities
    (Increase) decrease in accounts receivable           103            (208)
    Increase in inventories                             (192)           (425)
    Increase in prepaid expenses                         (30)            (42)
    Decrease in accounts payable
      and accrued liabilities                           (218)            (64)
    Increase in deferred federal
      income tax benefit                                  (9)            (52)
    Increase in federal income tax payable                66              44

      Net cash(used in) provided by
        operating activities                             238            (210)

  Cash flow from investing activities:
    Additions to property, plant and equipment          (229)           (116)
    Sale of property, plant and equipment
      not used in operations                             250              -
    Net cash provided by (used in) investing
      activities                                          21            (116)
  Cash flow from financing activities:
    Cash dividends paid                                 (169)            148
      Net cash used in financing activities             (169)            148

  Net decrease in
    cash and cash equivalents                             90            (473)
  Cash and cash equivalents
    at beginning of period                             1,376           1,790

  Cash and cash equivalents
    at end of period                                  $1,465          $1,317


                  See notes to consolidated financial statements.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  The consolidated balance sheet as of November 30, 1995 the consolidated statements of operations and the consolidated statements of cash flows for the three-month and six-month periods ended November 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 1995 and 1994 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1995 annual report to shareholders. The results of operations for the six-month period ended November 30, 1995 are not necessarily indicative of the operating results for the full year ending May 31, 1996.

                                           November 30, 1995       May 31, 1995
  Cash and cash equivalents consist of:
          Cash                                  $  242                $  413
          Money market funds                       308                   134
          Matured funds at factor                  916                   829
                                                $1,466                 $1,376

  Allowances for collection
    losses and discounts are:
          Collection losses                      $ 108                  $ 88
          Discounts                                 12                    10
                                                 $ 120                  $ 98

  Inventories consist of:
          Raw materials                         $1,422                $1,381
          Work-in-process                        1,105                   985
          Finished goods                         1,690                 1,659
                                                $4,217                $4,025

  Accumulated depreciation on
    property, plant and equipment
    not used in operations is:                  $  134                $  347

  Provision for federal income
    tax detail is:
        Current tax expense                     $  305                $  480
        Deferred tax benefit                       (11)                  (49)
                                                $  294                $  431

  Cash flow information:
          Cash payments for interest            $   28                $   32

          Cash payments for
            federal income taxes                $  340                $  460

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

  LIQUIDITY AND CAPITAL RESOURCES

  Working capital at November 30, 1995 was $6,120,169, an increase of $325,202 from May 31, 1995. Cash and cash equivalents increased $89,869 during the six-month period ended November 30, 1995. Cash was used to fund normal working capital requirements, including acquisition of property, plant and equipment additions, payment of dividends and payment of matured accounts payable and accrued liabilities. Accounts receivable decreased $147,841 primarily due to the timing of shipments during the quarter. Inventories increased $191,785 primarily to meet increased sales. Accounts payable and accrued liabilities decreased $28,467 primarily due to payment of normal maturities and accrued expenses during the six-month period.

  The current ratio at November 30, 1995 is 4.5 to 1 (4 to 1 at May 31, 1995). Total liabilities to assets equals twenty percent (twenty-two percent at May 31, 1995).

  The Company factors its accounts receivable with a commercial factor on a matured basis. (Funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days). The factor establishes a credit line per customer on a non-recourse basis. Credit extended by the company in excess of the credit line is factored on a recourse basis (946,000 at November 30, 1995-$614,000 at May 31, 1995).



  Capital acquisition and improvement expenditures totaled $229,071 during the six-month period ended November 30, 1995. It is estimated that approximately $50,000 additional capital expenditures will be made over the next two quarters, consisting primarily of equipment and improvements to existing facilities. Funding will come from cash flows generated through operating activities. No significant disposition of equipment occurred during the six-month period ended November 30, 1995, and none is planned during the next three-month period. In November 1995 a building, carried in the balance sheet as property, plant and equipment not used in operations was sold for $250,000 from which a gain of $95,154 after taxes was realized.

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

  RESULTS OF OPERATIONS

  Net sales for the second quarter and six-month periods ended November 30, 1995 increased approximately five and six-tenths of one percent and five and one-half of one percent, respectively, in each period compared to the 1994 second quarter and six-month periods. Net sales for the second quarter ended November 30, 1995 increased approximately two and three-tenths of one percent over the preceding first quarter. The increases resulted primarily from a slightly stronger product demand and a broadened market base.

  Cost  of  sales, as  a percentage  relationship to  net  sales for  the second quarter ended November 30, 1995, decreased approximately one and six-tenths of one percent from the second quarter ended November 30, 1994 and approximately six percent from the preceding first quarter ended August 31, 1995. For the six-month period ended November 30, 1995, the cost of sales percentage relationship to net sales decreased approximately two-tenths of one percent compared to the 1994 six-month period. The percentage decreases resulted primarily from a change in product sales mix.

  Selling, general and administrative expenses for the three-month and six-month periods ended November 30, 1995, as a percentage relationship to net sales, increased approximately eight-tenths of one percent and decreased four-tenths of one percent, respectively, compared to the 1994 three-month and six-month periods. Selling, general and administrative expenses, as a percentage relationship to net sales, were approximately five percent higher in the 1995 second quarter compared to the first quarter. The percentage increases resulted primarily from higher selling and marketing expenses. The provision for bad debt expense was $45,000, in the 1995 and 1994 six-month periods.

  Other income in the 1995 three-month and six-month periods decreased approximately thirty percent and forty-three percent, respectively, in both periods over the 1994 comparable periods. Other income increased approximately forty-five percent in the 1995 second quarter compared to the first quarter. The increase and decreases all resulted primarily from rental income from property not used in operations.

  Interest income in the three-month periods ended November 30, 1995 decreased approximately forty-four percent and sixty-one percent, respectively, compared to the same periods in 1994. Interest income increased approximately one hundred twenty-two percent in the 1995 second quarter compared to the first quarter. The changes are primarily due to changes in average cash balances.

  Interest expense for the three-month and six-month periods ended November 30, 1995 increased approximately one hundred ninety-six percent and one hundred twenty-five percent, respectively, compared to the same periods in 1994. The increases resulted primarily from higher factor interest costs on recourse accounts receivable. Interest expense in the 1995 second quarter increased approximately thirty-six percent from the first quarter. The increases resulted primarily from higher factor interest costs on recourse accounts receivable.

  The federal income tax provision effective tax rate of 35 percent differs from the statutory rate (34 percent) as a result of nondeductible life insurance premiums, nondeductible portion of meals, accelerated depreciation, capitalization of certain expenses in inventories and the difference between the doubtful account reserve and write-off.

                           Part II.  OTHER INFORMATION

  Item 9. No reports on Form 8-K were filed during the three-month period ended November 30, 1995.

                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HOWARD B. WOLF, INC.


                                               Eugene K. Friesen /s
                                               Eugene K. Friesen
                                               Senior Vice-President & Treasurer



                                               Howard B. Wolf /s
                                               Howard B. Wolf
                                               Chairman

  January 12, 1996