Form 10-Q
period 1996-02-29
WOLF HOWARD B INC
filed 1996-04-12
CIK 108018

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      Form 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended February 29, 1996
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


                                 YES X .     NO   .

                    Common stock, par value $.033-1/3 per share:
                         1,056,191 shares outstanding as of
                                  April  10, 1996

                                      INDEX
                                                                       Page
                                                                      Number

     Part 1.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

              Consolidated Statements of
                 operations and Retained Earnings for the
                 three-month and six-month periods ended
                 February 29, 1996 and February 28, 1995 ( Unaudited)    3

              Consolidated Balance Sheets
                  February 29, 1996 (Unaudited) and May 31, 1995         4

              Consolidated Statements of Cash Flows for the
                  nine-month period ended February 29, 1996
                  and February 28, 1995 (Unaudited)                      5

              Notes to Consolidated Financial Statements
                    (Unaudited)                                          6

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       7 & 8

     PART II.   OTHER INFORMATION

       Item 9.  Exhibits and Reports on Form 8-K                          8

     Part I.  FINANCIAL INFORMATION

     Item 1.         Financial Statement

                                 HOWARD B. WOLF, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                     (Unaudited)

                                                  Three Months  Ended
                                             February 29,    February 28,
                                                1996            1995
  Net sales                                    $3,753          $3,708

  Cost and expenses:
    Cost of sales                               2,440           2,402
    Selling, general and
      administrative expenses                     984             985
    Provision for bad debt expense                 13              13
                                                3,437           3,399
                                                  316             309
  Gain on sale of property, plant
    and equipment not used in operations            -               -
  Other income                                     11              22
  Interest income                                   8               6
  Interest expense                                (11)            (14)

  Income before federal income tax                324             323
  Federal income
    tax provision                                (113)           (113)

  Net income                                      211             210

  Retained earnings -
    beginning of period                         4,919           4,349
  Cash dividends                                  (84)            (84)

  Retained earnings - end of period            $5,045          $4,475

  Average number of shares outstanding          1,056           1,056

  Net income per share                          $0.20           $0.20

  Cash dividends per share                      $0.08           $0.08

                  See notes to consolidated financial statements.

                              HOWARD B. WOLF, INC

           CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                                    (Unaudited)

                                                  Nine Months Ended
                                              February 29,  February 28,
                                                 1996          1995
  Net sales                                    $11,418           $10,971

  Cost and expenses:
    Cost of sales                                7,343             7,065
    Selling, general and
      administrative expenses                    3,010             2,933
  Provision for bad debt expense                    58                58
                                                10,410            10,055
                                                 1,008               917

  Gain on sale of property, plant
    and equipment not used in operations           144                 -
  Other income                                      38                71
  Interest income                                   15                24
  Interest expense                                 (39)              (26)

  Income before federal income tax               1,167               985
  Federal income tax provision                    (408)             (346)
  Net income                                       759               639

  Retained earnings -
    beginning of period                          4,540             4,068
  Cash dividends                                  (253)             (232)
  Retained earnings - end of period             $5,045            $4,475

  Average number of shares outstanding           1,056             1,056

  Net income per share                           $0.72             $0.61

  Cash Dividends paid per share                  $0.24             $0.22

                  See notes to consolidated financial statements.

                              HOWARD B. WOLF, INC.

                          CONSOLIDATED BALANCE SHEETS


                                          February 29,           May 31,
                                                1996               1995
    ASSETS                                 (Unaudited)

  Current assets:
    Cash and cash equivalents                   $1,110            $1,376
    Accounts receivable (net)                    1,883             1,984
    Inventories                                  4,131             4,025
    Prepaid expenses                               159               107
    Deferred federal income tax benefit            237               183
      Total current assets                       7,520             7,674

  Property, plant and equipment                  2,372             2,114
    Less accumulated
      depreciation and amortization             (1,254)           (1,155)
                                                 1,118               959

  Property, plant and equipment
    not used in operations,
    less accumulated depreciation                     -              114
  Other assets                                      49                49

                                                $8,687            $8,796

       LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                            $  820             $1,278
    Accrued compensation                           121                156
    Accrued taxes                                   17                 56
    Other accrued liabilities                      239                364
    Federal income tax payable                      71                 26
      Total current liabilities                  1,268              1,879

  Deferred federal income tax                       79                 82

  Shareholders' equity:
    Common stock, par value $.33-1/3;
      3,000,000 shares authorized,
      1,081,191 shares issued                      360                 360
    Additional paid-in capital                   2,034               2,034
    Retained earnings                            5,045               4,540
    Less common stock in treasury,
      at cost, 25,000 shares                      (100)               (100)
                                                 7,340               6,835
                                                $8,687              $8,796

  Note: The consolidated balance sheet at May 31, 1995 has been taken from the audited financial statements.

                 See notes to consolidated financial statements.

                               HOWARD B. WOLF, INC.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                 Nine Months Ended
Increase (decrease) in  cash)                February 29,      February 28,
                                                 1996             1995

  Cash flows from operating activities:
  Net income                                   $  759             $  639
  Adjustments to reconcile net income to
    net cash (used in) provided by
    operating activities --
    Depreciation and amortization                 113                 92
    Provision for losses
      on accounts receivable                       58                 58

    Decrease in federal
      income tax credit                            (3)                (3)
  Gain on sale of property,
      plant and equipment
      not used in operations                     (144)                -

  Net changes in
    operating assets and liabilities-
      Accounts receivable                          44               (257)
    Inventories                                  (106)                38
    Prepaid expenses                              (52)               (21)
    Accounts payable and
      accrued liabilities                        (662)              (828)
    Federal income tax benefit                    (54)               (24)
     Federal income tax payable                    45                 10
   Net cash used in
     operating activities                          (3)              (295)
  Cash flows from investing activities:
    Additions to property,
      plant and equipment                         259               (166)
    Sale of property,
      plant and equipment
        not used in operations                    250                 -
      Net cash used in
       investing activities                        (9)              (166)
  Cash flows from financing activities:
    Cash dividends paid                          (253)              (232)
      Net cash used in
        financing activities                     (253)              (232)
  Net change in
    cash and cash equivalents                    (265)              (693)
  Cash and cash equivalents
      at beginning of period                    1,376              1,790
  Cash and cash equivalents
    at end of period                           $1,110             $1,097


                  See notes to consolidated financial statements.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  The consolidated balance sheet as of February 29, 1996, the consolidated statements of operations and the consolidated statements of cash flows for the three-month and nine-month periods ended February 29, 1996 and February 28, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of and for the periods ended February 29, 1996 and February 28, 1995 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1995 annual report to shareholders. The results of operations for the nine-month period ended February 29, 1996 are not necessarily indicative of the operating results for the full year ending May 31, 1996.

                                           February 29, 1996       May 31, 1995

  Cash and cash equivalents consist of:
          Cash                                  $  191                $  413
          Money market funds                       919                   134
          Matured funds at factor                    -                   829
                                                $1,110                $1,376

  Allowances for collection
    losses and discounts are:
          Collection losses                      $ 102                  $ 88
          Discounts                                 16                    10
                                                 $ 118                  $ 98

  Inventories consist of:
          Raw materials                         $1,309                $1,381
          Work-in-process                          955                   985
          Finished goods                         1,867                 1,659
                                                $4,131                $4,025

  Accumulated depreciation on
    property, plant and equipment
    not used in operations is:                  $  137                $  347

  Provision for federal income
    tax detail is:
        Current tax expense                     $  465                $  480
        Deferred tax benefit                       (57)                  (49)
                                                $  408                $  431

  Cash flow information:
          Cash payments for interest            $   39                $   32

          Cash payments for
            federal income taxes                $  540                $  460

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations

  LIQUIDITY AND CAPITAL RESOURCES

  Working capital at February 29, 1996 was $6,251,944, an increase of $456,977 from May 31, 1995. Cash and cash equivalents decreased $265,449 during the nine-month period ended February 29, 1996. Cash was used to fund normal working capital requirements, including acquisition of property, plant and equipment additions, payment of dividends and payment of matured accounts payable and accrued liabilities. Accounts receivable decreased $101,395 primarily due to the timing of shipments during the quarter. Inventories increased $106,248 primarily to meet increased sales. Accounts payable and accrued liabilities decreased $656,822 primarily due to payment of normal maturities and accrued expenses during the nine-month period.

  The current ratio at February 29, 1996 is 6 to 1 (4 to 1 at May 31, 1995). Total liabilities to assets equals sixteen percent (twenty-two percent at May 31, 1995).

  The Company factors its accounts receivable with a commercial factor on a matured basis. (Funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days). The factor establishes a credit line per customer on a non-recourse basis. Credit extended by the company in excess of the credit line is factored on a recourse basis ($1,017,000) at February 29, 1996-$614,000 at May 31, 1995).

  Capital acquisition and improvement expenditures totaled $258,595 during the nine-month period ended February 29, 1996. It is estimated that approximately $25,000 additional capital expenditures will be made during the fourth quarter, consisting primarily of equipment and improvements to existing facilities. Funding will come from cash flows generated through operating activities. No significant disposition of equipment occurred during the nine-month period ended February 29, 1996, and none is planned during the next fourth quarter. In November 1995 a building, carried in the balance sheet as property, plant and equipment not used in operations was sold for $250,000 from which a gain of $95,154 after taxes was realized.

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

  RESULTS OF OPERATIONS

  Net sales for the third and nine-month periods ended February 29, 1996 increased approximately one and two-tenths of one percent and four and one-tenth of one percent, respectively,in each period compared to the 1995 third quarter and nine-month periods. Net sales for the third quarter ended February 29,1996 decreased approximately three and two-tenths of one percent from the preceding second quarter. The increases and decreases resulted primarily from a slightly stronger product demand and a broadened market base and changes in product sales mix.

  Cost of sales, as a percentage relationship to net sales for the third quarter ended February 29, 1996, increased approximately two-tenths of one percent over the third quarter ended February 28, 1995 and approximately four percent over over the preceding second quarter ended November 30, 1995. For the nine-month period ended February 29, 1996, the cost of sales percentage relationship to net sales decreased approximately one-tenth of one percent compared to the 1995 six-month period. The percentage changes resulted primarily from a change in product sales mix.

  Selling, general and administrative expenses for the three-month and nine-month periods ended February 29,1996, as a percentage relationship to net sales, decreased approximately three-tenths of one percent and four-tenths of one percent, respectively, compared to the 1995 three-month and nine-month periods. Selling, general and administrative expenses, as a percentage relationship to net sales, were approximately two and seven tenths of one percent lower in the 1996 third quarter compared to the second quarter. The percentage decreases resulted primarily from slightly lower selling and general expenses. The provision for bad debt expense was $57,500, in the 1996 and 1995 nine-month periods.

  Other income in the 1996 three-month and nine-month periods decreased approximately fifty-two percent and forty-six percent, respectively, in both periods over the 1995 comparable periods. Other income decreased approximately forty percent in the 1996 third quarter compared to the 1996 second quarter. The decrease resulted primarily from rental income from property not used in operations.

  Interest income in the three-month period ended February 29, 1996 increased approximately forty-one percent and decreased approximately thirty-seven percent in the nine-month period ended February 29, 1996, compared to the same periods in 1995. Interest income increased approximately sixty-three percent in the 1996 third quarter compared to the 1996 second quarter. The changes are primarily due to changes in average cash balances.

  Interest expense decreased approximately twenty-five percent for the three-month period ended February 29, 1996 and increased approximately forty-six percent for the nine-month period ended February 29, 1996, compared to the same periods in 1995. Interest expense in the 1996 third quarter decreased approximately thirty-five percent from the 1996 second quarter. The changes resulted primarily from factor interest costs on recourse accounts receivable balances.

  The federal income tax provision effective tax rate of 35 percent differs from the statutory rate (34 percent) as a result of nondeductible life insurance premiums, nondeductible portion of meals, accelerated depreciation, capitalization of certain expenses in inventories and the difference between the doubtful account reserve and write-off.

                           Part II.  OTHER INFORMATION

  Item 9. No reports on Form 8-K were filed during the three-month period ended February 29, 1996.

                                    SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HOWARD B. WOLF, INC.


                                       Eugene K. Friesen /s
                                       Eugene K. Friesen
                                       Senior Vice-President and Treasurer
                                      (Principal Accounting Officer)



                                           Howard B. Wolf /s
                                           Howard B. Wolf
                                           Chairman


 April 12, 1996