Form 10-K
period 1996-05-31
WOLF HOWARD B INC
filed 1996-08-27
CIK 108018

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

                   PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THIS SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended May 31, 1996       Commission file number 1-6775

                            HOWARD B. WOLF, INC.
           (Exact name of registrant as specified in its charter)

               Texas                                   75-0847571
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)            Identification Number)

     3809 Parry Avenue, Dallas, Texas                  75226-1753
 (Address of principal executive offices)              (Zip Code)

                               (214) 823-9941
                      (Registrant's telephone number)

        Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
          Title of each class                  on which registered
     Common Stock, $0.331/3 par value        American Stock Exchange
        Securities registered pursuant to Section 12(g) of the Act:
                                    None
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
               Yes  X                           No
     Indicate by check mark if  disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein; and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
     The aggregate market value of Registrant's common stock held by non-affiliates (based upon the closing sale price on the American Stock Exchange) on August 9, 1996 was approximately $3,992,179.
     As of August 9, 1996, there were 1,056,191 shares of common stock outstanding.
                    DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on September 17, 1996 are incorporated by reference into Part III.

                            HOWARD B. WOLF, INC.
                                 FORM 10-K

                               ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED MAY 31, 1996

                                   PART I

Item 1. Business

General

     Howard B. Wolf, Inc. (the "Company"), incorporated under the laws of the State of Texas in 1952, designs, manufactures and sells women's fashion apparel consisting primarily of dresses, suits, shirts and coordinated groups of sportswear.
     The Company's products are designed and presented for each season (fall,holiday, spring and summer). Sales generally do not fluctuate materially from quarter to quarter as a result of seasonal sales patterns of the Company's business. Accordingly, there are no significant seasonal fluctuations in quarterly fiscal year shipments.
     Working capital requirements do not fluctuate materially. The Company produces merchandise to meet sales orders and does not carry large inventories to meet estimated sales requirements. The Company does not sell on consignment. The merchandise return policy provides for return of defective merchandise within ten days after receipt. Primary sale terms are 8/10 EOM and Net/10 EOM. Requests are received for extended payment terms for up to thirty days from due date primarily for shipments made early in a season. These requests are generally granted subject to the credit standing of the customer. Extended payment requests do not have a material effect on cash flow.

Principal Products and Markets


     The Company merchandises its products (Fashion apparel for women) under the following labels:
          HOWARD WOLF DRESS label-comprised of dresses, ensembles and suits and retails from approximately $90 to $250. It is intended for career/professional and fashionable women who desire current styling and good taste. The Howard Wolf Dress label, introduced in 1956, is well known in the fashion field.

          HOWARD WOLF SPORTSWEAR label-designed for career/professional and fashionable women, is presented as separate shirts, pants, tops, jackets and sweaters in coordinated groups. Introduced during the Fall 1972 season, this label retails from approximately $50 to $250.

          ERNESTO W label-was introduced in 1976. This label is currently used on special request only. It retails from approximately $40 to $150.

          PRET-A-PORTE label-established in 1969, is currently used on special request only. It retails from approximately $40 to $125.

          HOWARD WOLF W label-started on 1993-is designed as separates in fashionable larger sizes (0x-3x) that retails from approximately $60 to $250.
     The Howard Wolf collections are sold by independent sales representatives, most of whom are compensated on a commission basis. Representatives, during each fashion season, call upon retailers throughout the country and show at the major domestic fashion markets.

Design and Production

     The Company maintains a design staff in Dallas to design the styles manufactured and sold by it. To an extent which the Company believes to be unique for manufacturers in its price range, the Company continuously monitors trends in style and fabric with particular emphasis on developments in design for career/professional and fashionable women. Design personnel of the Company make frequent trips to domestic and foreign fashion markets. The Company operated one manufacturing facility during the year on a forty-hour week, one shift basis, with employment and production virtually constant throughout the year. The Company utilized primarily domestic independent contractors for most of its sewing operations, which are under the Company's supervision and made in accordance with its specifications and production schedules. Certain manufacturing operations (pattern making, grading and predominantly all cutting) continue to be performed by the Company's employees at its Dallas facility.

     The Company maintains strict quality control during the manufacturing process. Finished products are received in the Dallas facility and are carefully inspected and shipped from this location.

Raw Materials

     Raw materials used in the Company's products are primarily fabrics and trim items. They are of both domestic and foreign origin and are obtainable from many resources.

Customers

     The Company sells to approximately 800 retailers who operate more than 1,200 stores throughout North America. No customer accounts for more than 10% of sales. Customers include many leading department and specialty stores. Permanent showrooms are maintained in the Dallas Apparel Mart, the Atlanta Merchandise Mart and the Los Angeles Mart.

     In addition to sales to retailers, the Company operated two "Fashion Showroom" retail stores located in Dallas and San Benito, Texas for the sale of merchandise resulting from excess production, specially produced merchandise and seconds.

Backlog Orders

     The Company had approximately $4,800.000 of unshipped order on hand at May 31, 1996 ($4,800.000 on May 31, 1995). These orders are believed to be firm. All backlog orders are expected to be filled in the current fiscal year.

     Competition

     The fashion apparel manufacturing industry is highly competitive, and the Company competes with many other manufacturers, some of which are larger in sales and resources. The principal methods of competition are price and style. Price is primarily based on fabrication, trim and style. Manufacturing process employed by the Company provide competitive product pricing. Style is based on current trends and fashions. The Company's design techniques and thorough exploration of fashion centers worldwide provide competitive styling. The Company believes that its products compete effectively in terms of buyer acceptance with those of its competition in the Company's price range and areas of style concentration. The Company has no information to determine what share of the market its products represent in terms of sales.

Employees

     The Company employed 93 persons on a full-time basis at May 31, 1996. Of these, 11 were executive, administrative and clerical employees; 14 were sales representatives; 54 were design, cutting and manufacturing personnel and 14 were engaged in other activities such as shipping, warehouse management, security and transportation. The Company had no employees represented by a union and believes that it enjoys good relations with its employees.

Environmental Considerations

     The cost and effect of complying with environmental regulations are not material due to the nature of the Company's business.

Item 2. Properties

     The principal offices of the Company are in Dallas, Texas where the Company owns a three-story brick building containing approximately 90,000 square feet. This facility, containing the executive, design, administrative, and data processing facilities, is also devoted to some manufacturing, and all merchandise is shipped from this location. These facilities are suitable for the Company's operations with adequate space and improvements. Approximately twenty percent of the 90,000 square feet is not presently utilized by the Company and has been leased to an unrelated entity.

     The Company owns one other facility in Greenville, Texas, which is leased to a nonrelated entity and is shown in the balance sheet as property, plant, and equipment not used in operations. The other facility in Dallas was sold in November 1995.

     The following table sets forth pertinent information concerning each of the above properties:

                                                    Interest        Square
Location                                            property         feet
Principal office and manufacturing facility           Fee           90,000
Greenville facility                                   Fee           11,900

     The Company leases (under short-term leases from three to five years) permanent showrooms in the apparel marts in Atlanta, Dallas, and Los Angeles.

     Substantially all of the machinery and equipment required in the operation of the business is either owned or leased by the Company under short term leases from thirty months to thirty six months, and is in good operating condition.

Item 3. Legal Proceedings

     The Company is not involved in any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.
                                  PART II
Item 5. Market  for the Registrant's Common Equity  and Related Stockholder
Matter

     The common stock of the Company is traded on the American Stock Exchange. The following table gives the high and low sales prices and the amount of dividends paid for the fiscal quarters indicated:

       1996           Date ended           High      Low     Dividend
   First quarter    August 31, 1995       $6 5/8    $5 5/8      .08
   Second quarter  November 30, 1995       6 3/4     6 1/4      .08
   Third quarter   February 29, 1996       7 3/8     6 9/16     .08
   Fourth quarter     May 31, 1996         7 5/8     6 1/4      .08

       1995           Date ended           High      Low     Dividend
   First quarter    August 31, 1994       $7 5/8    $6          .07
   Second quarter  November 30, 1994       7 3/8     6 5/8      .07
   Third quarter    February 28, 1995      7 5/8     6 1/2      .08
   Fourth quarter     May 31, 1995         7 3/4     5 7/8      .08

     The Company's common stock closed at $6 5/8 on August 9, 1996.

     As of August 9, 1996, there were 280 holders of record of the Company's common stock. The Company paid dividends during fiscal years 1996 and 1995. There are no restrictions on the Company's ability to pay dividends other than those provided by statute. The payment of dividends is reviewed each period by the Board of Directors taking into consideration earnings, business requirements and economic conditions. A dividend of $.08 per share was declared by the Board of Directors payable August 29, 1995 to shareholders of record August 9, 1996.

Item 6. Selected Consolidated Financial Data

                               1996      1995     1994     1993      1992
Net sales                    $15,213   $14,436  $14,269  $12,938   $10,779
Income from continuing
   operations before
   federal income tax and
   accounting change           1,332     1,220    1,222    1,101       740
Provision for federal
   income tax                    460       431      441      392       272
Income from continuing
   operations before
   accounting change              872       798      781      708       468
Cumulative prior years'
   effect of a change in
   accounting for
   income taxes                    -         -        -        -       (33)
Net income                       872       789      781      708       435
Income per share:
Income from continuing
   operations before
   accounting change             .83       .75      .74      .67       .44
Cumulative prior years'
   effect of a change
   in accounting for
   income taxes                    -         -        -        -      (.03)
Net income                       .83       .75      .74      .67       .41
Cash dividends per
   common share                  .32       .30      .28      .23       .20
Total assets                   8,834     8,796    8,266    7,542     7,343

Item 7. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations

                            FINANCIAL CONDITION

Liquidity and Capital Resources

     Working capital at May 31, 1996 was $6,336,552, an increase of $541,585, or 9.3 per cent from the previous year. The current ratio at May 31, 1996 is 5.5 to 1 (4 to 1 in 1995). Total liabilities to assets equals seventeen percent (twenty two percent in 1995).

     Cash was used to fund normal working capital requirements, including acquisition of property, plant and equipment, payment of dividends and payment of matured accounts payable and accrued liabilities. The May 31, 1996 cash balance decreased $113,582 in financing activities less $8,065 provided by investing activities and $216,334 provided by operating activities.

     The Accounts receivable balance was approximately the same as in 1995 inventories increased approximately three percent primarily resulting from an accelerated production of finished goods for fall shipments. Accounts payable and accrued liabilities decreased approximately twenty three percent. The Company's goal of shipping each seasons orders as early in the retail selling season as possible often accelerates the acquisition of inventory components and affects the level of inventories and accounts payable.

     The Company factors its accounts receivable with a commercial factor on a matured basis. (Funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days). The factor establishes a credit line per customer on a non-recourse basis. Credit extended by the Company in excess of the factor's approved credit line is factored on a recourse basis.

     The Company does not have a retirement plan nor offers post retirement or employment benefits. Accordingly, there will be no impact on the Company due to SFAS 106,"Employers'Accounting for Post Employment Benefits".

     Capital acquisition and improvement expenditures during fiscal 1996 totaled approximately $241,000, consisting primarily of new equipment and improvements to facilities. These expenditures were funded out of current working capital. There were no significant dispositions of fixed assets used in operations during fiscal 1996 and none are planned during fiscal 1997. The Company sold it's Dallas, Texas facility not used in operations
in   November  1995  for  $250,000.  Capital  acquisition  and  improvement expenditures for the 1997 fiscal year are planned to total approximately $100,000. These expenditures are planned to consist of new equipment to increase operating efficiencies and improvements to existing facilities. Funding will come from cash flows generated through operations. Present facilities are adequate with room for expansion and no material requirements for additional facilities or major capital expenditures are anticipated in the next few years.

     Shipments in fiscal 1997 are expected to be relatively equal during each quarter. Inventories are expected to remain at approximately the same level during the year subject to temporary seasonal requirements. The payment of dividends is reviewed each quarter taking into consideration liquidity, earnings, business requirements and economic conditions.

     Based on current operations and internally generated cash flows, management believes that adequate resources will be available to meet current and future liquidity requirements.

Inflation

     Inflationary higher prices for materials, labor, overhead and other expenses increased costs. The Company attempts to offset the effects of theses increased costs through greater productivity, operating efficiencies and selective price adjustments.

                           RESULTS OF OPERATIONS

1996 Compared to 1995
     Net income for the fiscal year ended May 31, 1996 was $872,048, or $.83 per share, compared to $789,188, or $.75 per share in the 1995 fiscal year. Income before federal income tax was $1,332,212 in 1996 versus income before federal income tax of $1,219,946 in 1995.

     Net sales totaled $15,213,047 for the 1996 fiscal year, approximately five percent over the previous year.The increase results primarily from sales mix and selective price increases. The HOWARD WOLF label continues to experience good customer acceptance. However, an overall weakened demand for women's apparel continues to exert greater competitive pressures on sales and margins. Management's goal is to continue to broaden the HOWARD WOLF market base by greater penetration into domestic and foreign markets.

     Cost of sales increased from 65.0 percent to 66.6 percent as a percentage relationship to net sales. The percentage increase resulted primarily from product sales mix and increased sales allowances.

     Selling, general and administrative expenses decreased approximately one and one-half percent as a percentage relationship to net sales. The percentage decrease resulted primarily from the effect of higher net sales. The provision for bad debt expense increased to $60,204 from $29,829 in 1995.

     Other income decreased approximately forty four percent, primarily due to lower rental income from property not used in operations.

     Interest income decreased approximately forty five percent, primarily due to lower average cash balances.

     Interest expense increased approximately fifty one percent, primarily due to interest costs on extended terms granted on customer accounts.

                           RESULTS OF OPERATIONS

1995 Compared to 1994

     Net income for the fiscal year ended May 31, 1995 was $789,188, or $.75 per share, compared to $780,781 or $.74 per share in the 1994 fiscal year. Income before federal income tax was $1,219,946 in 1995 versus income before federal income tax of $1,221,504 in 1994.
     Net sales totaled $14,435,556 for the 1995 fiscal year, approximately one percent over the previous year. The Howard Wolf product line continues to be well received by its customers. A weak demand for soft goods continues to place extreme competitive pressures on retailers of women's apparel. Management's goal isto continue to broaden its market base through increased penetration into domestic and foreign markets.

     Cost of sales decreased slightly to 65.0 percent from 65.7 percent as a percentage relationship to net sales. The decrease resulted primarily from product sales mix and decreased sales allowances.

     Selling, general and administrative expenses increased approximately one percent as a percentage relationship to net sales. The percentage increase resulted primarily from higher selling and shipping costs. The provision for bad debt expense decreased approximately fifty five percent resulting primarily from a continuously broadened and selective customer base.

     Other income increased approximately seven percent, primarily due to higher rental income from property not used in operations.

     Interest income increased approximately two percent, primarily due to slightly higher interest rates.

     Interest expense increased approximately sixty six percent. The increase resulted primarily from extended terms on customer accounts.

Item 8. Consolidated Financial Statements and Supplementary Data

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page
Report of Management                                               9

Independent Auditor's Report                                       9

Consolidated statements of operations and
     retained earnings for the years ended
     May 31, 1996, 1995 and 1994                                  10

Consolidated balance sheets at May 31, 1996 and 1995               11

Consolidated statements of cash flows for the years
     ended May 31, 1996, 1995 and 1994                            12

Notes to consolidated financial statements                     13-17

Consolidated schedules for the years ended
     May 31, 1996, 1995 and 1994:
     II-Allowance for collection losses and discounts             19

 All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

Report of Management
   Management is responsible for the consolidated financial statements and all information in this annual report. The statements have been prepared in conformity with generally accepted accounting principles. Financial information elsewhere in this report is consistent with that in the financial statements. The consolidated statements have been audited by Lane Gorman Trubitt, L.L.P., independent auditors. Their role is to express an opinion as to whether management's financial statements, considered in their entirety, present fairly the Company's financial position, operating results and cash flows.
     Management maintains and relies on systems of internal accounting controls designed and intended to provide reasonable assurance that assets are safeguarded from loss or unauthorized use and that transactions are executed in accordance with management's authorization and are properly recorded. These systems are tested and evaluated by management as well as by the independent auditors in connection with their annual audit.
   The Board of Directors selects an Audit Committee composed of two directors. The committee meets periodically with the independent auditors to review the scope and results of the audit, principles applied in financial reporting, and financial and operational controls. The independent auditors and corporate accountants have free access to the audit committee, who are not employees of the company. On the recommen-dation of the Audit Committee, the Board of Directors selects and engages the independent auditors.

Eugene K. Friesen
Senior Vice President and Treasurer
Chief Financial Officer

Independent Auditor's Report

The Board of Directors and Shareholders
Howard B. Wolf, Inc.

  We have audited the accompanying consolidated balance sheets of Howard
B. Wolf, Inc. and subsidiaries as of May 31, 1996 and 1995, and the related consolidated statements of operations and retained earnings, and cash flows for each of the years in the three-year period ended May 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects,the financial position of Howard B. Wolf, Inc. and subsidiaries as of May 31, 1996 and 1995, and the results of their operationa and their cash flows for each of the years in the three-year period ended May 31, 1996 in conformity with generally accepted accounting principles.
  We have also audited Schedule II of Howard B. Wolf, Inc. and subsidiaries for the years ended May 31, 1996, 1995 and 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Lane Gorman Trubitt, L.L.P., Certified Public Accountants

Dallas, Texas
July 15, 1996

                            HOWARD B. WOLF, INC.
         CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                  Years ended May 31, 1996, 1995 and 1994

                                      1996          1995          1994
Net sales                         $15,213,047   $14,435,556   $14,268,517

Cost and expenses:
  Cost of sales                    10,132,998     9,381,061     9,371,075
  Selling, general and
  administrative expenses           3,859,302     3,909,200     3,720,424
  Provision for bad
  debt expense                         60,204        29,829        65,893
                                   14,052,504    13,320,090    13,157,392
                                    1,160,543     1,115,466     1,111,125

Gain on sale of property,plant
  and equipment not used in
  operations                         144,172             -            -

Other income                          53,848        96,503        90,441
Interest income                       22,159        40,138        39,288
Interest expense                     (48,510)      (32,161)      (19,350)

Income before federal income tax   1,332,212     1,219,946     1,221,504
Provision for federal income tax     460,164       430,758       440,723

Net income                           872,048       789,188       780,781
Retained earnings-
  beginning of year                4,540,170     4,067,839     3,582,791
Cash dividends                      (337,981)     (316,857)     (295,733)

Retained earning-end of year      $5,074,237    $4,540,170    $4,067,839

Average number of shares
  outstanding                      1,056,191     1,056,191     1,056,191

Net income per share                    $.83          $.75          $.74

                           See accompanying notes

                            HOWARD B. WOLF, INC.
                         CONSOLIDATED BALANCE SHEET
                         May 31 1996, 1995 and 1994

                                   ASSETS

                                                    1996          1995
Current assets:
  Cash and cash equivalents                      $1,261,987    $1,375,569
  Accounts receivable-net                         1,976,798     1,984,284
  Inventories                                     4,147,286     4,024,860
  Prepaid expenses                                  160,357       106,630
  Deferred federal income tax benefit               177,000       183,000
                                                  7,723,438     7,674,343

Property, plant and equipment                     2,340,711     2,113,701
  Less accumulated depreciation
    and amortization                             (1,286,013)   (1,155,133)
                                                  1,054,698       958,568

Property, plant and equipment
  not used in operations                              5,810       114,288
Other assets                                         49,665        48,835
                                                 $8,833,611    $8,796,034

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities       $1,422,824    $1,853,720
  Federal income tax payable (receivable)           (35,938)       25,656
    Total current liabilities                     1,386,886     1,879,376

Deferred federal income tax                          78,000        82,000

Shareholders' equity:
  Common stock,par $.33 1/3;3,000,000 shares
    Authorized; 1,081,191 shares issued             360,400      360,400
  Additional paid-in capital                      2,034,088     2,034,088
  Retained earnings                               5,074,237     4,540,170
  Less common stock in treasury,
    at cost, 25,000 shares                         (100,000)     (100,000)
                                                  7,368,725     6,834,658
                                                 $8,833,611    $8,796,034

                           See accompanying notes

                             HOWARD B. WOLF, INC.
                  Years ended May 31, 1966, 1995 and 1994

                                      1996          1995          1994
Cash flows from
 operating activities:
   Net income                      $  872,048    $  789,188    $  780,781
   Adjustments to reconcile net
     income to net cash provided
     by operating activities-
     Depreciation and amortization    152,625       135,229       118,040
     Provision for losses
       on accounts receivable          60,204        29,829        65,893
     Decrease in deferred
       federal income tax credit       (4,000)       (4,000)       (1,000)
     Gain on sale of property,
       plant and equipment not
       used in operations            (144,172)            -             -
   Net changes in operating
     assets and liabilities-
     Accounts receivable-net          (67,690)     (247,408)     (851,434)
     Inventories                     (122,426)     (606,768)     (300,168)
     Prepaid expenses                 (53,737)          108        42,558
     Accounts payable and
       accrued liabilities           (420,924)       44,972       231,188
     Federal income tax benefit         6,000       (45,000)       11,000
     Federal income tax payable       (61,594)       16,948         8,708
       Net cash provided by
         operating activities         216,334       113,098       105,566

Cash flows from investing activities:
   Other assets                          (830)         (258)       (1,489)
   Additions to property,
     plant and equipment             (241,105)     (210,474)     (170,947)
   Sale of property, plant
     and equipment not used
     in operations                    250,000             -             -
       Net cash provided (used)
         by investing activities        8,065      (210,732)     (172,436)

Cash flows from
 financing activities:
   Cash dividends paid               (337,981)     (316,857)     (295,733)
     Net cash used by
       financing activities          (337,981)     (316,857)     (295,733)

Net decrease in cash
  and cash equivalents                (113,582)     (414,491)    (362,603)
Cash and cash equivalents
  at beginning of year               1,375,569     1,790,060     2,152,663

Cash and cash equivalents
  at end of year                    $1,261,987    $1,375,569    $1,790,060

                          See accompanying notes

                            HOWARD B. WOLF, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Business
     The Company designs, manufactures and sells women's fashion apparel. It's principal market is retail clothing and department stores in the United States.

Summary of significant accounting policies

     The consolidated financial statements include the accounts of the Company and all subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Raw materials are priced at the lower of cost (identified unit basis) or market and work-in-process and finished goods are priced at the lower of average cost or market.

     Property, plant and equipment is stated at cost. Depreciation and amortization of machinery and equipment, leasehold improvements and the building included in property, plant and equipment are provided by the straight-line method. Depreciation of the buildings included in property, plant and equipment not used in operations is provided for by both the accelerated and straight-line methods.

     Income taxes are provided on pre-tax earnings as reported in the consolidated financial statements. Deferred income taxes result from temporary differences between pre-tax earnings reported in the consolidated financial statements and taxable income.

     Net income per share is computed on the weighted average number of common shares outstanding during the period.

     In preparing the Company's financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form these estimates.

     Fair value of  financial instruments are estimated  to approximate the
related   book  values,  unless   otherwise  indicated,  based   on  market
information available to the Company.

Cash flow information

     The consolidated statement of cash flows provides information about changes in cash and cash equivalents. Cash equivalents consist of highly liquid debt instruments with a maturity, when purchased, of three months or less.

     Cash payments  for interest  were:  1996-$48,108; 1995-$32,161;  1994-
$19,350. Cash payments for federal income taxes were: 1996-$519,758; 1995- $460,000; 1994-$399,897.

Cash and cash equivalents

     Cash and cash equivalents consist of:
                                                    1996          1995
               Cash                              $  138,018    $  412,670
               Money market funds                   516,165       134,075
               Matured funds at factor              607,804       828,824
                                                 $1,261,987    $1,375,569
Credit Risk

     The Company and its subsidiaries maintain cash balances at several financial institutions located in Texas. Accounts in each institution are insured by the Federal Deposit Insurance Corporation up to $100.000.
Uninsured balances aggregate to approximately $856,000 at May 31, 1996 ($1,119,000 at May 31, 1995).The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

0     The balance of  accounts receivable factored and matured  funds with a commercial factor of approximately $2,050,000 at May 31, 12996 are uninsured ($1,662,000 at May 31, 1995).

Accounts receivable

     Accounts receivable are net of allowances for collection losses and discounts of $85,486 in 1996 and $97,810 in 1995.

                            HOWARD B. WOLF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     At  May  31,  1996  and 1995  approximately  $1,442,000  and  $833,000 respectively, of accounts receivable were factored with a commercial factor. Approximately $948,000 and $614,000 were factored with recourse at May 31, 1996 and 1995, respectively.

Inventories

     Inventories consist of:

               Raw materials                     $1,195,129    $1,381,292
               Work-in-process                      995,539       984,509
               Finished goods                     1,956,618     1,659,059
                                                 $4,147,286    $4,024,860

Property, plant and equipment

     Details of property, plant and equipment and the estimated useful lives used in computing depreciation and amortization are:
                                   Estimated
                                  useful lives      1996          1995
          Property, plant and
            equipment, at cost:
            Land                           -     $  109,846    $  109,846
            Buildings               25 years        661,727       661,727
            Machinery and
              equipment           3-10 years        915,407       714,027
            Building and Lease-
             hold Improvements    4-10 years        653,731       628,101
                                                 $2,340,711    $2,113,701
          Property, plant and
            equipment not used in
              operations, at cost:
            Land                           -     $        -   $    45,700
            Buildings               25 years        137,005       415,734
                                                    137,005       461,434
          Less accumulated
            depreciation                           (131,195)     (347,146)
                                                 $    5,810     $ 114,288

Accounts payable and accrued liabilities

     Accounts payable and accrued
       liabilities consist of:
                                                    1996          1995
          Accounts payable-trade                 $1,096,197    $1,277,763
          Accrued compensation                      253,871       456,525
          Accrued taxes                              56,127        56,449
          Other accrued liabilities                  16,629        62,983

                                                 $1,422,824    $1,853,720

                          HOWARD B. WOLF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Line of credit

     The Company has an oral agreement for a line of credit with a bank in the amount of $100,000 bearing no interest. The line is collateralized by the general assets of the company. As of May 31, 1996, amounts available under this line were $88,500 due to a letter of credit outstanding in the amount of $11,500 which is due June 15, 1996. No amounts were drawn under this line of credit as of May 31, 1995.

Leases

     Certain equipment, manufacturing facilities and showrooms are leased for periods expiring at various dates through fiscal 2000, at aggregate annual rentals of approximately $99,000 in 1996, $91,000 in 1995 and $91,000 in 1994, which consisted entirely of minimum rentals. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases.

     The future minimum lease payments required under operating leases that have an initial or remaining lease term in excess of one year at May 31, 1996 were as follows:
                                                   Operating
                                                     leases
               1997                                $ 76,532
               1998                                  74,360
               1999                                  19,224
               2000                                   3,922
               2001                                       -
                                                   $174,038

Shareholders' Equity

     On July 23, 1996 the Board of Directors declared a quarterly cash divided of $.08 per share payable August 29, 1995 to shareholders of record on August 9, 1996.

Federal Income Tax

     The detail of the provision for federal income tax follows:
                                         For the years ended May 31,
                                      1996          1995          1994
          Current tax expense       $458,194      $479,758      $430,723
          Deferred tax
            (benefit) expense          2,000       (49,000)       10,000
          Provision for income tax  $460,194      $430,758      $440,723

     Deferred taxes are reported in accordance with SFAS No. 109. Under the asset and liability approach specified by SFAS No.109, the deferred tax liability or asset is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in the liability for

                            HOWARD B. WOLF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

deferred taxes. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

     Total deferred tax assets and liabilities in the consolidated balance sheet are as follows:
                                        For the years ended May 31,
               Assets                 1996          1995          1994
          Bad debt reserve          $ 26,000      $ 30,000      $ 35,000
          Discounts reserve            3,000         3,000         1,000
          Inventory capitalization
            of selling, general and
            administrative costs     148,000       150,000       102,000
                                    $177,000      $183,000      $138,000
               Liabilities
          Depreciation              $ 78,000      $ 82,000      $ 86,000

     The income tax provision reconciled to the tax computed at federal statutory rates is as follows:
                                        For the years ended May 31,
                                      1996          1995          1994
          Tax at statutory rates    $452,951      $414,782      $415,311
          Tax effect on non-
            deductible items          11,906        15,182        13,519
          Other-net                   (6,663)       49,794         1,893
                                    $458,194      $479,758      $430,723

          Deferred tax
            (benefit) expense         (2,000)      (49,000)       10,000
                                    $460,194      $430,758      $440,723

     The components of deferred income tax expense are as follows:
                                         For the years ended May 31,
                                      1996          1995          1994
          Difference between tax
            and book depreciation   $ (4,080)     $ (3,424)     $ (1,529)
          Difference between tax
            and book allowance for
               doubtful accounts          3,876         5,106         1,599
          Difference between tax
            and book basis of
            merchandise inventories    1,890       (48,386)        5,383
          Reserve for discounts          314        (2,296)        4,547
              Deferred tax
                (benefit) expense   $  2,000      $(49,000)     $ 10,000

                            HOWARD B. WOLF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Selected quarterly financial data (UNAUDITED)
             First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                   Ended           Ended           Ended           Ended
                Aug 31,1995     Nov 30,1995     Feb 29,1996     May 31,1996
Net sales       $3,789,539       $3,875,864      $3,752,623      $3,795,021
Gross profit     1,251,932        1,510,538       1,313,038       1,004,541
Income before
  federal
  income tax       325,582          517,079         324,250         165,301
Net income         211,187          336,703         210,783         113,375
Net income
  per share            .20              .32             .20             .11
Average number
  of shares
  outstanding    1,056,191        1,056,191       1,056,191       1,056,191

                Aug 31,1994      Nov 30,1994    Feb 28,1995     May 31, l995

Net sales       $3,592,856       $3,670,474      $3,708,165      $3,464,061
Gross profit     1,228,872        1,371,707       1,306,137       1,147,061
Income before
  federal
  income tax       317,567          345,143         322,694         234,542
Net income         206,364          222,761         210,009         150,054
Net income
  per share            .20              .21             .20             .14
Average number
  of shares
  outstanding    1,056,191        1,056,191       1,056,191       1,056,191

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure matters

        None
                                  PART III

     The information required by items 10, 11, 12 and 13 of Part III is incorporated by reference from the indicated pages in the Company's definitive proxy statement for its annual meeting of shareholders to be held September 17, 1996.
                                                          Pages of Proxy
                                                             Statement

Item 10. Directors and Executive
           Officers of the Registrant                           3-4
Item 11. Executive Compensation                                  5
Item 12. Executive Ownership of Certain
           Beneficial Owners and Management                     2-3
Item 15. Certain Relationships and Related Transactions          7

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a) 1. Financial statements and financial statement schedules
         The financial statements and schedules listed in the accompanying index to consolidated financial statements are filed as part of this annual report.
         3. Exhibits
         None
     (b) Report on Form 8-K
         No reports were filed in the fourth quarter ended May 31, 1996.


                         HOWARD B. WOLF, INC.
         SCHEDULE II-ALLOWANCE FOR COLLECTION LOSSES AND DISCOUNTS
                  Years ended May 31, 1996, 1995 and 1994

                    Balance at    Additions   Amount               Balance
                    beginning      charged    charged   Discounts   at end
                      of year      to income    off(2)    allowed   of year
Year ended
  May 31, 1996
Collection losses    $ 88           $   60       $ 72     $    -     $  77
Discounts              10            1,027(1)       1      1,027         9
                     $ 99           $1,087       $ 73     $1,027     $  86

Year ended
  May 31,1995
Collection losses    $103           $   40       $ 55     $    -     $  88
Discounts               3              845(1)      (7)       845        10
                     $106           $  885       $ 48     $  845     $  98

Year ended
  May 31,1994
Collection losses    $108           $   84       $ 88          -     $ 103
Discounts              16              834(1)      13        834         3
                     $124           $  918       $101       $834     $ 106

(1) Charged to net sales.
(2) Net of recoveries.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Howard B. Wolf, Inc.

By:
Robert D. Wolf
President
(Chief Executive Officer)
August 26,1996

By:
Eugene K. Friesen
Senior Vice President and Treasurer
(Principal Accounting Officer)
August 26,1996

Pursuant of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Creed L. Ford III
Creed L. Ford III
Director
August 26,1996

/s/Eugene K. Friesen
Eugene K. Friesen
Senior Vice President,Treasurer and Director
August 26,1996

/s/Joel Held
Joel Held
Director
August 26,1996

/s/Juan Villamizar
Juan Villamizar
Director
August 26,1996

/s/Howard B. Wolf
Howard B. Wolf
Chairman of the Board,Secretary and Director
August 26,1996

/s/Robert D. Wolf
Robert D. Wolf
President, Chief Executive Officer and Director
August 26,1996