Form 10-Q
period 1996-08-31
WOLF HOWARD B INC
filed 1996-10-15
CIK 108018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended August 31, 1996

                          Commission file number 1-6775


                              HOWARD B. WOLF, INC.
             (Exact name of registrant as specified in its charter)

               Texas                         75-0847571
     (State of incorporation)      (IRS Employer Identification No.)

         3809 Parry Avenue, Dallas, Texas             75226-1753
     (Address of principal executive offices)           Zip Code)

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


                                     YES X . NO   .

         Common stock, par value $.33-1/3 per share:  1,056,191 shares outstanding as of October 15, 1996

                                      INDEX

                                                                   Page
                                                                  Number

     PART I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Statements of Operations
                  and Retained Earnings
                  Three months ended August 31, 1996
                  and August 31, 1995 (Unaudited)                    3

                Consolidated Balance Sheets
                  August 31, 1996 (Unaudited) and May 31, 1996       4

                Consolidated Statements of Cash Flows
                  Three months ended August 31, 1996
                  and August 31, 1995 (Unaudited)                    5

                Notes to Consolidated financial Statements
                  (Unaudited)                                        6

       Item 2.  Management's discussion and Analysis of
                  Financial Condition and Results of Operations  7 & 8

     PART II.   OTHER INFORMATION

       Item 9.  Exhibits and Reports on Form 8-K                     8

                          Part I. FINANCIAL INFORMATION

     Item 1.    Financial Statements

                              HOWARD B. WOLF, INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)


                                                  Three Months Ended

                                                       August 31,
                                             1996               1995
  Net Sales                               $3,630,878         $3,789,539
  Costs and expenses:
    Cost of sales                          2,412,723          2,537,607
    Selling, general and
      administrative expenses                949,568            903,984
    Provision for bad debt expense            22,500             22,500
                                           3,384,791          3,464,091
                                             246,087            325,448
  Other income                                14,419              9,832
  Interest income                              7,215              2,209
  Interest expense                            (8,671)           (11,907)
  Income before federal income tax           259,050            325,582
  Federal income tax provision               (92,336)          (114,395)
  Net income                                 166,714            211,187
  Retained earnings-
    beginning of period                    5,074,237          4,540,170
  Cash dividends                             (84,495)           (84,495)
  Retained earnings-end of period         $5,156,456         $4,666,862

  Average number of
    shares outstanding                     1,056,191          1,056,191

  Net income per share                          $.16               $.20

  Dividends paid per share                      $.08               $.08

             See notes to consolidated financial statements.

                            HOWARD B. WOLF, INC.
                        CONSOLIDATED BALANCE SHEETS

                                               August 31,        May 31,
                                                  1996            1996
  ASSETS                                       (Unaudited)      (Audited)
  Current assets:
    Cash and cash equivalents                  $1,062,118       $1,261,987
    Accounts receivable (net)                   2,188,784        1,976,798
    Inventories                                 3,912,920        4,147,286
    Prepaid expenses                              124,921          160,367
    Deferred federal income tax benefit           235,000          177,000
      Total current assets                      7,523,743        7,723,438

  Property, plant and equipment                 2,374,748        2,340,711
    Less accumulated
      depreciation and amortization            (1,325,013)      (1,286,013)
                                                1,049,735        1,054,698

  Property, plant and equipment
    not used in operations,                         5,810            5,810
  Other assets                                     49,665           49,665
                                               $8,628,953       $8,833,611
                   LIABILITIES AND SHAREHOLDERS' EQUITY


  Current liabilities:
    Accounts payable
      and accrued liabilities                 $1,011,933       $1,422,824
    Federal income tax payable                    89,076          (35,938)
      Total current liabilities                1,101,009        1,386,886

  Deferred federal income tax                     77,000           78,000
  Shareholders' equity:
    Common stock, par value $.33-1/3;
      3,000,000 shares authorized,
      1,081,191 shares issued                    360,400          360,400
    Additional paid-in capital                 2,034,088        2,034,088
    Retained earnings                          5,156,456        5,074,237
    Less common stock in treasury,
      at cost, 25,000 shares                    (100,000)        (100,000)
                                               7,450,944        7,368,725
                                              $8,628,953       $8,833,611

                            See accompanying notes

                             HOWARD B. WOLF, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Three Months Ended
                                                            August 31,
                                                     1996            1995
  Cash flows from operating activities:
  Net income                                      $   166,714    $  211,187
  Adjustments to reconcile net income to net
   cash provided by operating activities-
   Depreciation and amortization                       39,000        38,279
   Provision for losses on accounts receivable         22,500        22,500
   Decrease in deferred federal income tax credit      (1,000)       (1,000)
  Net changes in operating assets and liabilities-
   Accounts receivable                               (234,486)        7,895
   Inventories                                        234,366        25,860
   Prepaid expenses                                    35,446       (23,635)
   Accounts payable and accrued liabilities          (410,891)     (441,106)

   Federal income tax benefit                         (58,000)        1,000
   Federal income tax payable                         125,014        (5,363)
     Net cash  used in operating activities           (81,337)     (164,383)
  Cash flow from investing activities:
    Additions to property, plant and equipment        (34,037)     (156,820)
      Net cash used in investing activities           (34,037)     (156,820)
  Cash flow from financing activities:
    Cash dividends paid                               (84,495)      (84,495)
      Net cash used in financing activities           (84,495)      (84,495)
  Net decrease in
    cash and cash equivalents                        (199,869)     (405,698)
  Cash and cash equivalents
    at beginning of period                          1,261,987     1,375,569
  Cash and cash equivalents
    at end of period                               $1,062,118    $  969,871

               See notes to consolidated financial statements.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  The consolidated balance sheet as of August 31, 1996 the consolidated statements of operations and the consolidated statements of cash flows for the three-month periods ended August 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at August 31, 1996 and 1995 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1996 annual report to shareholders. The results of operations for the three-month period ended August 31, 1996 are not necessarily indicative of the operating results for the full year ending May 31, 1997.

                                        August 31, 1996        May 31,1996
  Cash and cash equivalents consist of:
          Cash                            $  244,480            $  138,018
          Money market funds                 142,963               516,165
          Matured funds at factor            674,675               607,804
                                          $1,062,118            $1,261,987

  Allowances for collection
    losses and discounts are:
          Collection losses               $   77,410            $   76,728
          Discounts                           13,623                 8,758
                                          $   91,033            $   85,486

  Inventories consist of:
          Raw materials                   $1,115,338            $1,195,129
          Work-in-process                    922,567               995,539
          Finished goods                   1,875,015             1,956,618
                                          $3,912,920            $4,147,286

  Accumulated depreciation on
    property, plant and equipment
    not used in operations is:            $  131,195            $  131,195

  Provision for federal income
    tax detail is:
          Current tax expense             $  151,336            $  458,194
          Deferred tax (benefit) expense     (59,000)                2,000
                                          $   92,336            $  460,194

  Cash flow information:
          Cash payments for interest      $    8,830            $   48,108
          Cash payments for
            federal income taxes          $   26,322            $  519,758

  Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

  LIQUIDITY AND CAPITAL RESOURCES

  Working capital at August 31, 1996 was $6,422,734, an increase of $86,182 from May 31, 1996. Cash and cash equivalents decreased approximately sixteen percent during the three-month period ended August 31, 1996. Cash was used to fund normal working capital requirements, including acquisition of property, plant and equipment additions, payment of dividends and payment of matured accounts payable and accrued liabilities. Accounts receivable increased approximately eleven percent primarily due to the timing of shipments during the quarter. Inventories decreased approximately six percent. Accounts payable and accrued liabilities decreased approximately nine percent primarily due to payment of normal maturities and accrued expenses during the three-month period.

  The current ratio at  August 31, 1996 is  6.8 to 1 (5.5  to 1 at May  31,
  1996). Total liabilities to assets equals fourteen percent (seventeen percent at May 31, 1996).

  The Company factors its accounts receivable with a commercial factor on a matured basis. (Funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days). The factor establishes a credit line per customer on a non-recourse basis. Credit extended by the company in excess of the credit line is factored on a recourse basis.

  Capital acquisition and improvement expenditures totaled $34,037 during the three-month period ended August 31, 1996. It is estimated that approximately $65,000 additional capital expenditures will be made over the next three quarters, consisting primarily of equipment and improvements to existing facilities. Funding will come from cash flows generated through operating activities. No significant disposition of equipment occurred during the three-month period ended August 31, 1996.

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

  RESULTS OF OPERATIONS

  August 31, 1996 first quarter net sales decreased approximately four percent compared to the first quarter of the previous year. The decrease resulted primarily from a slightly softer product demand and product sales mix.

  Cost of sales, as a percentage relationship to net sales, decreased approximately four-tenths of one percentage point from the first quarter last year. The percentage decrease resulted primarily from slightly lower manufacturing costs partially offset by higher sales allowances.

  Selling, general and administrative expenses increased approximately two and one-half of one percentage point as a percentage relationship to net sales compared to last year's first quarter. The percentage increase resulted primarily from lower net sales and slightly higher administrative costs. The provision for bad debt expense was $22,500, the same as 1995.

  Other income increased approximately forty-seven percent from the first quarter last year, resulting primarily from rental from property not used in operations.

  Interest income increased approximately two hundred and twenty seven percent compared to the first quarter of the previous year due primarily to higher average cash balances.

  Interest expense, compared to last year's first quarter, was approximately twenty seven percent lower. The decrease resulted primarily from lower factor interest charges on recourse accounts receivable.

  The federal income tax provision effective tax rate of 35.6 percent differs from the statutory rate (34 percent) as a result of nondeductible life insurance premiums, nondeductible portion of meals, accelerated depreciation, capitalization of certain expenses in inventories and the difference between the doubtful account reserve and writeoff.

                          Part II  OTHER INFORMATION

  Item 9. No reports on Form 8-K were filed during the three-month period ended August 31, 1996.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HOWARD B. WOLF, INC.



                                     Eugene K. Friesen /s
                                     Eugene K. Friesen
                                     Senior Vice-President and Treasurer
                                     (Chief Accounting Officer)



                                      Howard B. Wolf /s
                                      Howard B. Wolf
                                      Chairman of the Board

  October 15, 1996