Form 10-Q
period 1996-11-30
WOLF HOWARD B INC
filed 1997-01-14
CIK 108018

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended November 30, 1996

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



                            YES   X   .   NO  ____.

                 Common stock, par value $0.33 1/3 per share:
                      1,056,191 shares outstanding as of
                               January 14, 1997
                             HOWARD B. WOLF, INC.

                                     INDEX

                                                                    Page
                                                                    Number

    PART 1.      FINANCIAL INFORMATION

       Item 1. Financial Statements

      Consolidated Statements of
         Operations and Retained Earnings for the
         three-month and six-month periods ended
         November 30, 1996 and November 30, 1995
        (Unaudited)...........................                        3

      Consolidated Balance Sheets
        November 30, 1996 (Unaudited) and May 31, 1996                4

      Consolidated Statements of Cash Flows for the
        six month period ended November 30, 1996
        and November 30, 1995 (Unaudited)                             5

      Notes to Consolidated Financial Statements
      (Unaudited)... ................................                 6

  Item 2.
      Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations.                                                7 & 8

 PART II.  OTHER INFORMATION

 Item 9.
      Exhibits and Reports on Form 8-K                               8


                       Part 1.   FINANCIAL INFORMATION

Item 1.  Financial Statement

                           HOWARD B. WOLF, INC.
       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              (Unaudited)

                                    Three Months Ended   Six Months Ended
                                       November 30,         November 30,
                                     1996       1995      1996      1995
  Net sales                     $3,640,522  $3,875,864 $7,271,400 $7,665,403

  Cost and expenses:
    Cost of sales                2,291,556   2,365,326  4,704,279  4,902,933
    Selling, general and
    administrative expenses      1,058,949   1,121,702  2,008,517  2,025,686
    Provision for
    bad debt expense                45,199      22,500     67,699     45,000
                                 3,395,704   3,509,528  6,780,495  6,973,619
                                   244,818     366,336    490,905    691,784
  Gain on sale of property,
    plant and equipment
    not used in operations           --        144,172       --      144,172
  Other income                     16,620       17,845     31,039     27,677
  Interest income                  13,797        4,908     21,012      7,117
  Interest expense                 (5,452)     (16,182)   (14,123)   (28,089)
  Income before federal
    income tax                    269,783      517,079    528,833    842,661
  Provision for federal
    income tax                   (103,545)    (180,376)  (195,881)  (294,771)
  Net income                      166,238      336,703    332,952    547,890
  Retained earnings -
    beginning of period         5,156,456    4,666,851  5,074,237  4,540,159
  Cash dividends                  (84,496)     (84,496)  (168,991)  (168,991)
  Retained earnings -
    end of period              $5,238,198   $4,919,058 $5,238,198 $4,919,058

  Average number of
    shares outstanding          1,056,191    1,056,191  1,056,191  1,056,191

  Net income per share            $.16         $.32       $.32       $.52

  Cash dividends per share        $.08         $.08       $.16       $.16


                 See notes to consolidated financial statements.

                              HOWARD B. WOLF, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
          ASSETS
                                           November 30,       May 31,
                                               1996            1996
  Current assets:
     Cash and cash equivalents             $1,689,351       $1,261,987
     Accounts receivable (net)              1,528,152        1,976,798
     Inventories                            3,921,142        4,147,286
     Prepaid expenses                         110,081          160,367
     Deferred federal income tax
       benefit                                238,000          177,000
         Total current assets               7,486,726        7,723,438

  Property, plant and equipment             2,384,312        2,340,711
     Less accumulated depreciation
     and amortization                      (1,364,014)      (1,286,013)
                                            1,020,298        1,054,698
  Property, plant and equipment
     not used in operations,less
     accumulated depreciation                   5,810            5,810
  Other assets                                 49,665           49,665
                                           $8,562,499       $8,833,611

                 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                        $577,598       $1,096,197
     Accrued compensation                     112,970          253,871
     Accrued taxes                             97,216           56,127
     Other accrued liabilities                169,408           16,629
     Federal income tax payable                (4,379)         (35,938)
        Total current liabilities             952,813        1,386,886

  Deferred federal income tax                  77,000           78,000

  Shareholders' equity:
     Common stock, par value $.33-1/3;
        3,000,000 shares authorized,
        1,081,191 shares issued               360,400          360,400
     Additional paid-in capital             2,034,088        2,034,088
     Retained earnings                      5,238,198        5,074,237
     Less common stock in treasury,
        at cost, 25,000 shares               (100,000)        (100,000)
                                            7,532,686        7,368,725
                                           $8,562,499      $ 8,833,611


Note: The consolidated balance sheet at May 31, 1996 has been taken from the audited financial statements.

             See notes to consolidated financial statements.


                              HOWARD B. WOLF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Months Ended
                                                          November 30,
                                                        1996        1995
  Cash flows from operating activities:
  Net income                                       $  332,952  $  547,890
  Adjustments to reconcile net income to net cash
    provided by operating activities--
    Depreciation and amortization                      78,001      70,558
    Provision for losses on accounts
      receivable                                       67,699      45,000
    Deferred federal income tax credit                 (1,000)     (2,000)
    Deferred federal income tax benefit               (61,000)     (9,000)
    Gain on sale of property, plant and equipment
      not used in operations                             --      (144,172)
  Net changes in assets and liabilities--
    Accounts receivable                               380,947     102,841
    Inventories                                       226,144    (191,785)
    Prepaid expenses                                   50,286     (29,935)
    Accounts payable and accrued liabilities         (465,632)   (217,479)
    Federal income tax payable                         31,559      66,013

      Net cash provided by operating activities       639,956     237,931

  Cash flow from investing activities:
    Additions to property, plant and equipment        (43,601)   (229,071)
    Sale of property, plant and equipment
       not used in operations                             --      250,000

      Net cash provided by (used in) investing
       activities                                     (43,601)     20,929

  Cash flows from financing activities:
    Cash dividends paid                              (168,991)   (168,991)

      Net cash used in financing activities          (168,991)   (168,991)

  Net increase in cash and cash equivalents           427,364      89,869

  Cash and cash equivalents at beginning of
    period                                          1,261,987   1,375,569

  Cash and cash equivalents at end of period      $ 1,689,351 $ 1,465,438


             See notes to consolidated financial statements.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  The consolidated balance sheet as of November 30, 1996, the consolidated statements of operations and the consolidated statements of cash flows for the three-month and six-month periods ended November 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of and for the periods ended November 30, 1996 and 1995 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1996 annual report to shareholders. The results of operations for the six-month period ended November 30, 1996 are not necessarily indicative of the operating results for the full year ending May 31, 1997.


                                        November 30, 1996    May 31, 1996
  Cash and cash equivalents consist of:
          Cash                            $   241,602       $   138,018
          Money market funds                  144,842           516,165
          Matured funds at factor           1,302,907           607,804
                                           $1,689,351        $1,261,987

  Allowances for collection
    losses and discounts are:
          Collection losses                $   99,217      $     76,728
          Discounts                             9,701             8,758
                                           $  108,918      $     85,486

  Inventories consist of:
          Raw materials                   $    942,265      $ 1,195,129
          Work-in-process                      954,742          995,539
          Finished goods                     2,024,135        1,956,618
                                          $  3,921,142      $ 4,147,286

  Accumulated depreciation on
    property, plant and equipment
    not used in operations is:            $    131,195      $   131,195

  Provision for federal income
    tax detail is:
          Current tax expense             $    257,881      $   458,194
          Deferred tax (benefit) expense       (62,000)           2,000
                                          $    195,881      $   460,194

  Cash flow information:
          Cash payments for interest      $     14,123      $    48,511
          Cash payments for
            federal income taxes          $    226,322      $   460,000

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

   LIQUIDITY AND CAPITAL RESOURCES

   Working capital at November 30, 1996 was $6,533,913, an increase of $197,361 from May 31, 1996. Cash and cash equivalents increased $427,364
   during the six-month period ended November 30, 1996.   The cash increase
   resulted primarily due to the timing of shipments during the quarter. Cash was used to fund normal working capital requirements, including acquisition of property, plant and equipment and payment of dividends. Accounts receivable decreased $448,646 as a result of the timing of shipments during the quarter. Inventories decreased $226,144 due primarily to lower sales. Accounts payable and accrued liabilities decreased $465,632 primarily due to payment of normal maturities and accrued expenses during the six-month period.

   The current ratio at November 30, 1996 is 7.9 to 1 (5.5 to 1 at May 31,
   1996). Total liabilities to assets equals twelve percent (seventeen percent at May 31, 1996).

   The Company factors its accounts receivable with a commercial factor on a matured basis. (Funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days). The factor establishes a credit line per customer on a non-recourse basis. Credit extended by the Company in excess of the credit line is factored on a recourse basis ($986,000 at November 30, 1996 - $948,000 at May 31, 1996).

   Capital acquisition and improvement expenditures totaled $43,601 during the six-month period ended November 30, 1996. It is estimated that approximately $55,000 additional capital expenditures will be made over the next two quarters, consisting primarily of equipment and improvements to existing facilities. Funding will come from cash flows generated through operating activities. No significant disposition of equipment occurred during the six-month period ended November 30, 1996, and none is expected during the next three-month period.

   The Company does not offer a retirement plan nor offer post retirement or employment benefits. Accordingly, there will be no impact on the Company due to SFAS 106, Employers' Accounting for Postretirement Benefits Other Than Pensions and SFAS 112, Employers' Accounting for Post Employment Benefits.

   Based on current operations and internally generated cash flows, management believes that adequate resources will be available to meet current and future liquidity requirements.

   RESULTS OF OPERATIONS
   Net sales for the second quarter and six-month periods ended November 30, 1996 decreased approximately six percent and five percent, respectively, in each period compared to the 1995 second quarter and six-month periods. The decreases resulted primarily from an overall weak demand for women's apparel. Net sales for the second quarter ended November 30, 1996 were approximately the same as in the preceding first quarter.

   Cost of goods sold, as a percentage relationship to net sales for the second quarter ended November 30, 1996, increased approximately two percentage points over the 1995 second quarter, resulting primarily from
   lower net sales and higher sales discounts and allowances.   1996 second
   quarter cost of goods sold, as a percentage relationship to net sales, compared to the preceding first quarter was approximately three and one-half percentage points lower as a result of a more favorable product sales mix. For the six-month periods ended November 30, 1996 and 1995, cost of sales, as a percentage relationship to net sales, was approximately one percentage point higher in the 1996 period resulting primarily from lower net sales and higher sales discounts and allowances.

   Selling, general and administrative expenses, as a percentage relationship to net sales, were approximately the same for both second quarters ended November 30, 1996 and 1995. The 1996 second quarter expenses, as a percentage relationship to net sales, increased approximately three percentage points over the preceding first quarter ended August 31, 1996, due primarily to higher selling and marketing expenses. For the six-month period ended November 30, 1996, selling, general and administrative expenses, as a percentage relationship to net sales, increased approximately one percentage point compared to the 1995 six-month period. The increase resulted primarily from the effect of lower net sales. The provision for bad debts for the six-month period ended November 30, 1996 of $67,699 compares to the 1995 provision of $45,000. The increase is due primarily to the continuing overall weak demand for women's apparel.

  Other income in the 1996 second quarter decreased approximately seven percent compared to the 1995 second quarter primarily due to lower rental income from property not used in operations. Other income in the 1996 six-month period ended November 30 increased approximately twelve percent, over the 1995 comparable period resulting primarily from higher rental income from property not used in operations. Other income increased approximately fifteen percent in the 1996 second quarter compared to the preceding first quarter ended August 31, 1996 resulting primarily from higher rental income from property not used in operations.

  Interest income in the three-month and six-month periods ended November 30, 1996 increased one hundred eighty one percent and one hundred ninety five percent, respectively, compared to the same periods in 1995. Interest income increased approximately ninety one percent in the 1996 second quarter compared to the preceding first quarter. The increases resulted primarily from higher average cash balances.

  For the three-month and six-month periods ended November 30, 1996 interest expense decreased approximately sixty six percent and fifty percent, respectively, compared to the same periods ended in 1995. Interest expense in the November 30, 1996 second quarter decreased approximately thirty seven percent compared to the preceding first quarter ended August 31,1996. The decreases resulted primarily from lower factor interest costs on recourse accounts receivable.

  The federal income tax provision effective tax rate of 37.04 percent is greater than the statutory rate (34 percent) as a result of nondeductible life insurance premiums, nondeductible portion of meals, accelerated depreciation, capitalization of certain expenses in inventories and the difference between the doubtful account reserve and the doubtful account write-off.

           Part II.  OTHER INFORMATION

  Item 9. No reports on Form 8-K were filed during the three-month period ended November 30, 1996.

                     SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  HOWARD B. WOLF, INC.


  Eugene K. Friesen /s/
  Eugene K. Friesen
  Senior Vice President and Treasurer
  (Chief Financial Officer)


  Robert D Wolf /s/
  Robert D. Wolf
  President
  (Chief Executive Officer)

  January 14, 1997