Form 10-Q
period 1997-02-28
WOLF HOWARD B INC
filed 1997-04-14
CIK 108018

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended February 28, 1997

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




                            YES   X   .   NO  ____.

                  Common stock, par value $0.33 1/3 per share:
                       1,056,191 shares outstanding as of
                                 April 10, 1997

                              HOWARD B. WOLF, INC.

                                     INDEX



                                                                     Page
                                                                     Number

       PART 1.      FINANCIAL INFORMATION

           Item 1. Financial Statements

           Consolidated Statements of
           Operations and Retained Earnings for the
           three-month and nine-month periods ended
           February 28, 1997 and February 29, 1996
           (Unaudited)                                                  3

           Consolidated Balance Sheets
              February 28, 1997(Unaudited) and May 31, 1996             4

           Consolidated Statements of Cash Flows for the
              nine-month period ended February 28, 1997
              and February 29,1996(Unaudited)                           5

           Notes to Consolidated Financial Statements
           (Unaudited)                                                  6

      Item 2.
           Management's Discussion and Analysis of
              Financial Condition and Results of Operations       7,8 & 9

   PART II.
   OTHER INFORMATION

   Item 9. Exhibits and Reports on Form 8-K                             9



                         Part 1.   FINANCIAL INFORMATION



  Item 1.                      Financial Statement

                               HOWARD B. WOLF, INC.

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)

                            Three Months Ended         Nine Months Ended
                            Feb 28,      Feb29,      Feb 28,       Feb 29,
                             1997        1996         1997          1996
  Net sales               $3,421,547  $3,752,625   $10,692,947  $11,418,028

  Cost and expenses:
    Cost of sales          2,237,838   2,439,587     6,942,117    7,342,520
    Selling, general
     and administrative
     expenses                934,327     984,451     2,942,844    3,010,137
    Provision for bad
     debt expense             22,500      12,500        90,199       57,500

                           3,194,665   3,436,538     9,975,160   10,410,157
                             226,882     316,087       717,787    1,007,871

  Gain on sale of property,
   plant and equipment
   not used in operations       --          --            --        144,172
  Other income                15,507      10,665        46,546       38,342
  Interest income             17,827       8,016        38,839       15,133
  Interest expense            (8,987)    (10,518)      (23,110)     (38,607)
  Income before federal
   income tax                251,229     324,250       780,062    1,166,911
  Provision for federal
   income tax                (92,791)   (113,467)     (288,672)    (408,238)
  Net income                 158,438     210,783       491,390      758,673
  Retained earnings -
   beginning of period     5,238,198   4,919,069     5,074,237    4,540,170
  Cash dividends             (84,495)    (84,495)     (253,486)    (253,486)
  Retained earnings -
   end of period          $5,312,141  $5,045,357   $ 5,312,141  $ 5,045,357

  Average number of
   shares outstanding      1,056,191   1,056,191     1,056,191    1,056,191

  Net income per share          $.15        $.20          $.47         $.72

  Cash dividends per share      $.08        $.08          $.24         $.24

               See notes to consolidated financial statements.

                                HOWARD B. WOLF, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
          ASSETS
                                        February 28,         May 31,
                                           1997               1996
  Current assets
     Cash and cash equivalents          $1,532,891         $1,261,987
     Accounts receivable (net)           2,242,300          1,976,798
     Inventories                         3,343,074          4,147,286
     Prepaid expenses                      147,160            160,367
     Deferred federal income tax benefit   204,000            177,000
         Total current assets            7,469,425          7,723,438

  Property, plant and equipment          2,402,632          2,372,296
     Less accumulated depreciation
       and amortization                 (1,403,014)        (1,286,013)
                                           999,618          1,054,698
  Property, plant and equipment
     not used in operations,
     less accumulated depreciation           5,810             5,810
  Other assets                              48,665            48,835
                                        $8,524,518        $8,833,611

                 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                      449,600        $1,096,197
     Accrued compensation                  350,873           253,871
     Accrued taxes                           1,737            56,127
     Other accrued liabilities              24,799            16,629
     Federal income tax payable             14,880           (35,938)
        Total current liabilities          841,889         1,386,886

  Deferred federal income tax               76,000            78,000

  Shareholders' equity:
     Common stock, par value $.33-1/3;
        3,000,000 shares authorized,
        1,081,191 shares issued            360,400           360,400
     Additional paid-in capital          2,034,088         2,034,088
     Retained earnings                   5,312,141         5,074,237
     Less common stock in treasury,
        at cost, 25,000 shares            (100,000)         (100,000)
                                         7,606,629         7,368,725
                                        $8,524,518        $8,833,611

  Note: The consolidated balance sheet at May 31, 1996 has been taken from the audited financial statements.

                 See notes to consolidated financial statements.

                               HOWARD B. WOLF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                  Nine Months Ended
                                           February 28,       February 29,
                                               1997               1996
  Cash flows from operating activities:
  Net income                               $  491,390        $  758,673
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities--
    Depreciation and amortization             117,001           112,558
    Provision for losses on accounts
      receivable                               90,199            57,500
    Deferred federal income tax               (29,000)          (57,000)
    Gain on sale of property, plant
      and equipment not used in operations       --             (44,172)
  Net changes in operating assets
   and liabilities
    Accounts receivable                      (355,701)           43,896
    Inventories                               804,212          (106,248)
    Prepaid expenses                           13,207           (52,231)
    Accounts payable and accrued liabilities (595,815)         (661,824)
    Federal income tax payable                 50,818            45,480
       Net cash  provided by (used in)
         operating activities                 586,311            (3,368)

  Cash flows from investing activities:
    Additions to property, plant
      and equipment                           (61,921)         (258,595)
    Sale of property, plant and equipment
      not used in operations                     --             250,000
       Net cash used in investing activities  (61,921)           (8,595)

  Cash flows from financing activities:
    Cash dividends paid                      (253,486)         (253,486)

       Net cash used in financing activities (253,486)         (253,486)

  Net change in
    cash and cash equivalents                 270,904          (265,449)
  Cash and cash equivalents
    at beginning of period                  1,261,987         1,375,569

  Cash and cash equivalents
    at end of period                      $ 1,532,891       $ 1,110,120

                 See notes to consolidated financial statements.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  The consolidated balance sheet as of February 28, 1997, the consolidated statements of operations and the consolidated statements of cash flows for the three-month and nine-month periods ended February 28, 1997 and February 29, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of and for the periods ended February 28, 1997 and February 29, 1996 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1996 annual report to shareholders. The results of operations for the nine-month period ended February 28, 1997 are not necessarily indicative of the operating results for the full year ending May 31, 1997.


                                          Feb. 28, 1997     May 31, 1996
                                           (UNAUDITED)
  Cash and cash equivalents consist of:
          Cash                            $    140,282      $    138,018
          Money market funds                   146,368           516,165
          Matured funds at factor            1,246,241           607,804
                                          $  1,532 891      $  1,261,987

  Allowances for collection
    losses and discounts are:
          Collection losses               $    118,296      $     76,728
          Discounts                             10,164             8,758
                                          $    128,460      $     85,486

  Inventories consist of:
          Raw materials                   $    888,953         1,195,129
          Work-in-process                      804,845           995,539
          Finished goods                     1,649,276         1,956,618
                                          $  3,343,074      $  4,147,286

  Accumulated depreciation on
    property, plant and equipment
    not used in operations is:            $    131.195      $    131,195

  Provision for federal income
    tax detail is:
          Current tax expense             $    317,672      $    458,194
          Deferred tax benefit                 (29,000)            2,000
                                          $    288,672      $    460,194

  Cash flow information:
          Cash payments for interest      $     23,110      $     48,511
          Cash payments for
            federal income taxes          $    340,532      $    460,000

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operation

     LIQUIDITY AND CAPITAL RESOURCES

  Working capital at February 28, 1997 was $6,627,536, an increase of $290,984 from May 31, 1996. Cash and cash equivalents increased $270,904 during the nine-month period ended February 28, 1997. The cash increase resulted primarily from lower cash requirements for raw material due to reduced inventory balances. Cash was used to fund normal working capital requirements, including the acquisition of additions to property, plant and equipment and payment of dividends. Accounts receivable increased $265,502 as a result of the timing of shipments during the third quarter. Inventories decreased $804,212 to align with lower sales
  volume.  Accounts payable and  accrued liabilities decreased    $595,815
  primarily due to the payment of normal maturities and accrued expenses during the nine-month period.

  The current ratio at February 28, 1997 is 8.9 to 1 (5.5 to 1 at May 31,
  1996). Total liabilities to assets equals eleven percent (seventeen percent at May 31, 1996).

  The company factors its accounts receivable with a commercial factor on a matured basis. (Funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days.) The factor establishes a credit line per customer on a non-recourse basis. Any credit extended by the company in excess of the credit line is factored on a recourse basis ($1,323,000 at February 28,1997 - $948,000 at May 31, 1996).

  Capital acquisition and improvement expenditures totaled $61,921 during the nine-month period ended February 28, 1997. It is estimated that approximately $40,000 additional capital expenditures will be made over the next quarter, consisting primarily of equipment and improvements to existing facilities. Funding will come from cash flows generated through operating activities. No significant dispositions of equipment occurred during the nine-month period ended February 28, 1997 and none are expected during the next three-month period.

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

     RESULTS OF OPERATIONS

  Net sales for the third quarter and nine-month periods ended February 28, 1997 decreased approximately nine percent and six percent, respectively, in each period compared to the 1996 third quarter and nine-month periods.


  Net sales for the third quarter ended February 28, 1997 were approximately six percent lower than in the preceding second quarter. The decreases in each period resulted primarily from an overall weak demand for women's fashion apparel.

  Cost of sales, as a percentage relationship to net sales, for the third quarter ended February 28, 1997 increased approximately four tenths of one percentage point over the 1996 third quarter. 1997 third quarter cost of sales, as a percentage relationship to net sales, compared to the preceding second quarter was approximately two and one-half percentage points higher. For the nine-month periods ended February 28, 1997 and February 29, 1996, cost of sales, as a percentage relationship to net sales, was approximately six tenths of one percentage point higher in the 1997 period. The increases in each period resulted primarily from the effect of lower net sales and higher sales discounts and allowances.

  Selling, general and administrative expenses increased, as a percentage relationship to net sales for the third quarter and nine-month periods ended February 28, 1997 and February 29, 1996, approximately one and one tenth of one percentage point in each period over the comparable periods of the preceding year. The percentage increases resulted from the effect of lower net sales. 1997 third quarter selling, general and administrative expenses decreased as a percentage relationship to net sales by one and eight tenths of one percent compared to the previous second quarter primarily resulting from the effect of higher selling and
  marketing expenses in the second quarter.   The provision for bad debts
  for the nine-month period ended February 28, 1997 of $90,199 compares to the 1996 provision of $57,500. The increase is due primarily to the continuing overall weak demand in the women's fashion apparel market.

  Other income in the 1997 third quarter increased approximately forty five percent compared to the 1996 third quarter. Other income in the 1997 nine-month period ended February 28, 1997 increased approximately twenty one percent over the 1996 comparable period. Other income decreased approximately seven percent in the 1997 third quarter compared to the receding second quarter ended November 30, 1996. The changes in each period resulted primarily from differences in rental income from property not used in operations.

  Interest income in the three-month and nine-month periods ended February 28, 1997 increased approximately one hundred twenty two percent and one hundred fifty seven percent, respectively, compared to the same periods in 1996. Interest income increased approximately twenty nine percent in the 1997 third quarter compared to the preceding second quarter. The increases resulted primarily from higher average cash balances.

  For the three-month and nine-month periods ended February 28, 1997 interest expense decreased approximately fifteen percent and forty percent , respectively, compared to the same periods ended in 1996. Interest expense in the February 28, 1997 third quarter increased approximately sixty five percent compared to the preceding second quarter ended November 30, 1996. The changes in each period resulted primarily from factor interest costs on recourse accounts receivable.

  The federal income tax provision effective tax rate of thirty seven percent is greater than the statutory rate (thirty four percent) as a result of nondeductible life insurance premiums, nondeductible portion of meals, accelerated depreciation, capitalization of certain expenses in inventories and the difference between the doubtful account reserve and the doubtful account write-off.





                   Part II.  OTHER INFORMATION

Item 9. No reports on Form 8-K were filed during the three-month period ended February 28, 1997.

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

April 14, 1997