Form 10-K
period 1997-05-31
WOLF HOWARD B INC
filed 1997-08-26
CIK 108018

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

                   PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THIS SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended May 31, 1997       Commission file number 1-6775

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

     The aggregate market value of Registrant's common stock held by non-affiliates (based upon the closing sale price on the American Stock Exchange) on August 14, 1997 was approximately $3,615,558.

     As of August 14, 1997, there were 1,056,191 shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on September 16, 1997 are incorporated by reference into Part III.


                            HOWARD B. WOLF, INC.
                                 FORM 10-K

                               ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED MAY 31, 1997

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

Principal Products and Markets


     The Company merchandises its products (fashion apparel for women) under the following labels:
          HOWARD WOLF DRESS label-comprised of dresses, ensembles and suits and retails from approximately $100 to $250. It is intended for career/professional and fashionable women who desire current styling and good taste. The Howard Wolf Dress label, introduced in 1956, is well known in the fashion field.

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

          HOWARD WOLF W label-started on 1993-is designed as separates in fashionable larger sizes (0x-3x) that retails from approximately $60 to $250.
     The Howard Wolf collections are sold by independent sales representatives, most of whom are compensated on a commission basis. Representatives, during each fashion season, call upon retailers throughout the country and show at the major domestic and regional fashion markets.

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

Backlog Orders

     The Company had approximately $4,600.000 of unshipped order on hand at May 31, 1997 ($4,800.000 on May 31, 1996). These orders are believed to be firm. All backlog orders are expected to be filled in the current fiscal year.

     Competition

     The fashion apparel manufacturing industry is highly competitive, and the Company competes with many other manufacturers, some of which are larger in sales and resources. The principal methods of competition are price and style. Price is primarily based on fabrication, trim and style. Manufacturing processes employed by the Company provide competitive product pricing. Style is based on current trends and fashions. The Company's design techniques and thorough exploration of fashion centers worldwide provide competitive styling. The Company believes that its products compete effectively in terms of buyer acceptance with those of its competition in the Company's price range and areas of style concentration. The Company has no information to determine what share of the market its products represent in terms of sales.

Employees

     The Company employed 96 persons on a full-time basis at May 31, 1997. Of these, 12 were executive, administrative and clerical employees; 13 were sales representatives; 57 were design, cutting and manufacturing personnel and 14 were engaged in other activities such as shipping, warehouse management, security and transportation. The Company had no employees represented by a union and believes that it enjoys good relations with its employees.

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

     The Company owns one other facility in Greenville, Texas, which is leased to a nonrelated entity and is shown in the balance sheet as property, plant and equipment not used in operations.

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

     Substantially all of the machinery and equipment required in the operation of the business is either owned or leased by the Company under short term leases from thirty six months to forty eight months, and is in good operating condition.

Item 3. Legal Proceedings

     The Company is not involved in any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.
                                  PART II
Item 5. Market  for the Registrant's Common Equity  and Related Stockholder
Matter

     The common stock of the Company is traded on the American Stock Exchange. The following table gives the high and low sales prices and the amount of dividends paid for the fiscal quarters indicated:

       1997           Date ended           High      Low     Dividend
   First quarter    August 31, 1996       $7 5/8    $6 1/2      .08
   Second quarter  November 30, 1996       7 3/8     6 1/8      .08
   Third quarter   February 28, 1997       6 3/4     5 7/8      .08
   Fourth quarter     May 31, 1997         7         5 1/2      .08

       1996           Date ended           High      Low     Dividend
   First quarter    August 31, 1995       $6 5/8    $5 5/8      .08
   Second quarter  November 30, 1995       6 3/4     6 1/4      .08
   Third quarter    February 29, 1996      7 3/8     6 9/16     .08
   Fourth quarter     May 31, 1996         7 5/8     6 1/4      .08

     The Company's common stock closed at $6.00 on August 14, 1997.

     As of August 14, 1997, there were 268 holders of record of the Company's common stock. The Company paid dividends during fiscal years 1997 and 1996. There are no restrictions on the Company's ability to pay dividends other than those provided by statute. The payment of dividends is reviewed each period by the Board of Directors taking into consideration earnings, business requirements and economic conditions. A dividend of $.08 per share was declared by the Board of Directors payable August 28,1997 to shareholders of record August 8, 1997.

Item 6. Selected Consolidated Financial Data

                               1997      1996     1995     1994      1993
Net sales                    $14,242   $15,213  $14,436  $14,269   $12,938
Income before federal
   income tax                  1,004     1,332    1,220    1,222     1,101
Provision for federal
   income tax                    370       460      431      441       392
Net income                       634       872      789      781       708
Net income per share:            .60       .83      .75      .74       .67
Cash dividends per
   common share                  .32       .32      .30      .28       .23
Total assets                   9,552     8,834    8,796    8,266     7,542

Item 7. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations

                            FINANCIAL CONDITION

Liquidity and Capital Resources

     Working capital at May 31, 1997 was $6,713,684, an increase of $377,132, or six percent from the previous year. The current ratio at May 31, 1997 is 4.7 to 1 (5.5 to 1 in 1996). Total liabilities to assets equals twenty percent (seventeen percent in 1996).

     Cash was used to fund normal working capital requirements, including acquisition of property, plant and equipment, payment of dividends and payment of matured accounts payable and accrued liabilities. The cash balance at May 31, 1997 increased $659,428, or approximately fifty two percent over 1996. The increase was provided by opertaing activities of $1,061,952 less $64,543 used in investing activities and $337,981 used in financing activities.

     The accounts receivable balance increased approximately twenty two percent at May 31, 1997 primarily related to the timing of shipments during the fourth quarter. Inventories decreased approximately eight percent as sales decreased by six perecnt. Accounts payable and accrued liabilities increased approximately twenty five percent due to the timing of raw material deliveries.

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

     The provisions of the Taxpayer Relief Act of 1997 are not expected to have a material impact on liquidity, financial conditions or operations.

     The deferred tax asset at May 31, 1997 totals $214,000. Approximately $630,000 of taxable income will need to be generated in order to fully utilize the deferred tax. The company has had in excess of one milliion dollars in taxable income over the last five years. In view of current operations management believes that adequate taxable income will be generated in order to fully utilize the deferred tax.

     The deductible temporary differences that are expected to reverse consists of depreciation which totals $74,000. It is expected that these differences should reverse out over the life of the assets, or approxi-mately ten years. All other temporary differences are expected to reverse in fiscal 1998.

     Capital acquisition and improvement expenditures during fiscal 1997 totaled approximately $63,000, consisting primarily of new equipment and improvements to facilities. These expenditures were funded out of current working capital. There were no significant dispositions of fixed assets used in operations during fiscal 1997 and none are planned during fiscal 1998. Capital acquisition and improvement expenditures for the 1997 fiscal year are planned to total approximately $200,000, which will consist of new equipment to increase operating efficiencies and improvements to existing facilities. Funding will come from cash flows generated through operations. Present facilities are adequate with room for expansion and no material requirements for additional facilities or major capital expenditures are anticipated in the next few years.

     Shipments in fiscal 1998 are expected to be relatively equal during each quarter. Inventories are planned to remain at approximately the same level during the coming year subject to temporary seasonal requirements. The payment of dividends is reviewed each quarter taking into consideration liquidity, net income, business requirements and economic conditions.

     Based on current operations and internally generated cash flows, management believes that adequate resources will be available to meet current and future liquidity requirements.

Inflation

     Inflationary higher prices for materials, labor, overhead and other expenses increased costs. The Company attempts to offset the effects of these increased costs through greater productivity, operating efficiencies and selective price adjustments.

                           RESULTS OF OPERATIONS

1997 Compared to 1996
     Net income for the fiscal year ended May 31, 1997 was $633,588, or $.60 per share, compared to $872,048, or $.83 per share in the 1996 fiscal year. 1996 net income includes $95,154 (net of tax) or $.09 per share, from the gain on the sale of property, plant and equipment not used in opertions.

     Net sales for the 1997 fiscal year were $14,242,006. Net sales were approximately six percent lower compared to 1996. 1997 sales reflected the retail fashion apparel industry's continued tough economic climate. Segments of our customer base were affected by a negative foreign exchange rate and an overall weakened consumer demand. Management is working aggressively to overcome negative industry and economic trends by offering a broader product line, exploring alternative sales methods and increasing penetration in our market base.

     Cost of sales decreased seven tenths of one percent as a percentage relationship to net sales. The percentage decrease resulted primarily from slightly lower overhead costs and expenses.

     Selling, general and administrative expenses increased approximately one and four tenths percent as a percentage relationship to net sales. The percentage increase resulted primarily due to higher general and administrative expenses. The provision for bad debt expense increased to $127,491 in 1997 from $60,204 in 1996.

     Other income in fiscal 1997 increased approximately twenty percent, primarily due to higher rental income from property, plant and equipment not used in operations.

     Interest income increased approximately two hundred four percent, primarily resulting from higher average cash balances.

     Interest expense decreased approximately thirty nine percent, resulting primarily from a reduction of extended terms on factored customer accounts.

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


Item 8. Consolidated Finacial Statements and Supplemantary Data


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page

Report of Management                                                9

Independent Auditor's Report                                        9

Consolidated Statements of Operations and
     Retained Earnings for the years ended
     May 31, 1997, 1996 and 1995                                   10

Consolidated Balance Sheets at May 31, 1997 and 1996               11

Consolidated Statements of Cash Flows for the years
     ended May 31, 1997, 1996 and 1995                             12

Notes to Consolidated Financial Statements                      13-17

Consolidated Schedules for the years ended
     May 31, 1997, 1996 and 1995:
     II-Allowance for Collection Losses and Discounts              19

 All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes thereto.

Report of Management
   Management is responsible for  the  consolidated  financial  statements
and all  information  in   this annual  report. The  statements have  been
prepared  in conformity with   generally accepted   accounting principles.
Financial information elsewhere in this report is consistent with that in the consolidated financial statements. The consolidated statements have been audited by Lane Gorman Trubitt, L.L.P., independent auditors. Their role is to express an opinion as to whether management's financial state-ments, considered in their entirety, present fairly the Company's financial position, operating results and cash flows.

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

/s/Eugene K. Friesen
Eugene K. Friesen
Senior Vice President and Treasurer
Chief Financial Officer

Independent Auditor's Report

The Board of Directors and Shareholders
Howard B. Wolf, Inc.

  We have  audited the accompanying consolidated balance sheets of Howard
B. Wolf, Inc. and subsidiaries as of May 31, 1997 and 1996, and the related consolidated statements of operations and retained earnings, and cash flows for each of the years in the three-year period ended May 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects,the financial position of Howard B. Wolf, Inc. and subsidiaries as of May 31, 1997 and 1996, and the results of their operationa and their cash flows for each of the years in the three-year period ended May 31, 1997 in conformity with generally accepted accounting principles.

  We have also audited Schedule II of Howard B. Wolf, Inc. and subsidiaries for the years ended May 31, 1997, 1996 and 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Lane Gorman and Trubitt, L.L.P.
Lane Gorman Trubitt, L.L.P., Certified Public Accountants

Dallas, Texas
July 9, 1997

                            HOWARD B. WOLF, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           Years ended May 31,

                                      1997          1996          1995
Net sales                        $14,242,066   $15,213,047   $14,434,556

Cost and expenses:
  Cost of sales                    9,392,340    10,132,998     9,381,061
  Selling, general and
    administrative expenses        3,820,471     3,859,302     3,909,200
  Provision for bad
    debt expense                     127,491        60,204        29,829
                                  13,340,302    14,052,504    13,320,090
Income from operations               901,764     1,160,543     1,115,466

Gain on sale of property,plant
  and equipment not used in
  operations                              -        144,172            -

Other income                          64,591        53,848        96,503
Interest income                       67,399        22,159        40,138
Interest expense                     (29,675)      (48,510)      (32,161)

Income before federal income tax   1,004,079     1,332,212     1,219,946
Provision for federal income tax    (370,491)     (460,164)     (430,758)

Net income                           633,588       872,048       789,188
Retained earnings-
  beginning of year                5,074,237     4,540,170     4,067,839
Cash dividends                      (337,981)     (337,981)     (316,857)

Retained earning-end of year      $5,369,844    $5,074,237    $4,540,170

Average number of shares
  outstanding                      1,056,191     1,056,191     1,056,191

Net income per share                    $.60          $.83          $.75

                           See accompanying notes

                            HOWARD B. WOLF, INC.
                        CONSOLIDATED BALANCE SHEETS
                                  May 31,

                                   ASSETS

                                                    1997          1996
Current assets:
  Cash and cash equivalents                     $1,921,415    $1,261,987
  Accounts receivable-net                        2,415,244     1,976,798
  Inventories                                    3,815,653     4,147,286
  Prepaid expenses                                 160,994       160,367
  Deferred federal income tax                      214,000       177,000
                                                 8,527,306     7,723,438

Property, plant and equipment                    2,360,038     2,340,711
  Less accumulated depreciation
    and amortization                            (1,389,205)   (1,286,013)
                                                   970,833     1,054,698

Property, plant and equipment
  not used in operations                             2,718         5,810
Other assets                                        51,097        49,665
                                                $9,551,954    $8,833,611

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities      $1,772,987    $1,422,824
  Federal income tax payable (receivable)           40,635       (35,938)
    Total current liabilities                    1,813,622     1,386,886

Deferred federal income tax                         74,000        78,000

Shareholders' equity:
  Common stock,par $.33 1/3;3,000,000 shares
    authorized; 1,081,191 shares issued            360,400       360,400
  Additional paid-in capital                     2,034,088     2,034,088
  Retained earnings                              5,369,844     5,074,237
  Less common stock in treasury,
    at cost, 25,000 shares                        (100,000)     (100,000)
                                                 7,664,332     7,368,725
                                                $9,551,954    $8,833,611

                           See accompanying notes

                             HOWARD B. WOLF, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended May 31

                                      1997          1996          1995
Cash flows from
 operating activities:
   Net income                     $  633,588    $  872,048    $  789,188
   Adjustments to reconcile net
   income to net cash provided
   by operating activities-
     Depreciation and amortization   150,067       152,625       135,229
     Provision for losses
       on accounts receivable        127,491        60,204        29,829
     Change in deferred
       federal income tax            (41,000)        2,000       (49,000)
     Gain on sale of property,
       plant and equipment not
       used in operations                 -       (144,172)           -
   Net changes in operating
     assets and liabilities-
     Accounts receivable            (565,937)      (67,690)     (247,408)
     Inventories                     331,633      (122,426)     (606,768)
     Prepaid expenses                   (626)      (53,737)          108
     Accounts payable and
       accrued liabilities           350,163      (420,924)       44,972
     Federal income tax payable       76,573       (61,594)       16,948
     Net cash provided by
         operating activities      1,061,952       216,334       113,098

Cash flows from investing activities:
   Other assets                       (1,432)         (830)         (258)
   Additions to property,
     plant and equipment             (63,111)     (241,105)     (210,474)
   Sale of property, plant
     and equipment not used
     in operations                         -       250,000             -
     Net cash (used in) provided
         by investing activities     (64,543)        8,065      (210,732)

Cash flows from
 financing activities:
   Cash dividends paid              (337,981)     (337,981)     (316,857)
     Net cash used by
       financing activities         (337,981)     (337,981)     (316,857)

Net decrease in cash
  and cash equivalents                659,428      (113,582)    (414,491)
Cash and cash equivalents
  at beginning of year              1,261,987     1,375,569     1,790,060

Cash and cash equivalents
  at end of year                   $1,921,415    $1,261,987    $1,375,569

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

     Cash payments  for interest  were:  1997-$29,675; 1996-$48,108;  1995-
$32,161. Cash payments for federal income taxes were: 1997-$341,854; 1996- $519,758; 1995-$460,000.

Cash and cash equivalents

     Cash and cash equivalents consist of:
                                                    1997          1996
               Cash                             $  945,759    $  138,018
               Money market funds                  400,162       516,165
               Matured funds at factor             575,494       607,804
                                                $1,921,415    $1,261,987
Credit risk

     The Company and its subsidiaries maintain cash balances at several financial institutions located in Texas. Accounts in each institution are insured by the Federal Deposit Insurance Corporation up to $100.000. Uninsured balances aggregate to approximately $1,454,000 at May 31, 1997 ($856,000 at May 31, 1996).The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

     The balance of accounts receivable factored and matured funds with a commercial factor of approximately $2,538,000 at May 31, 1997 are uninsured ($2,050,000 at May 31, 1996).

Accounts receivable

     Accounts receivable are net of allowances for collection losses and discounts of $131,931 in 1997 and $85,480 in 1996.

                            HOWARD B. WOLF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     At  May  31,  1997  and 1996  approximately  $1,962,000 and $1,442,000 respectively, of accounts receivable were factored with a commercial factor. Approximately $1,133,000 and $948,000 were factored with recourse at May 31, 1997 and 1996, respectively.

Inventories

     Inventories consist of:                       1997          1996

               Raw materials                    $1,237,574    $1,195,129
               Work-in-process                   1,043,457       995,539
               Finished goods                    1,534,622     1,956,618
                                                $3,815,653    $4,147,286

Property, plant and equipment

     Details of property, plant and equipment at cost and the estimated useful lives used in computing depreciation and amortization are:
                                   Estimated
                                  useful lives      1997          1996
          Property, plant and
            equipment:
            Land                           -    $  109,846    $  109,846
            Buildings               25 years       661,727       661,727
            Machinery and
              equipment           3-10 years       921,182       915,407
            Building and Lease-
             hold Improvements    4-10 years       667,283       653,731
                                                $2,360,038    $2,340,711
          Property, plant and
            equipment not used in
              operations:
            Land                           -    $        -   $         -
            Buildings               25 years       137,005       137,005
                                                   137,005       137,005
          Less accumulated depreciation           (134,287)     (131,195)
                                                $    2,718     $   5,810

Accounts payable and accrued liabilities

     Accounts payable and accrued
       liabilities consist of:
                                                    1997          1996
          Accounts payable-trade                $1,241,286    $1,096,197
          Accrued compensation                     410,148       253,871
          Accrued taxes                             76,795        56,127
          Other accrued liabilities                 44,758        16,629

                                                $1,772,987    $1,422,824

                          HOWARD B. WOLF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Line of credit

     The Company has an oral agreement for a line of credit with a bank in the amount of $100,000 bearing no interest. The line is collateralized by the general assets of the company. As of May 31, 1997, amounts available under this line were $100,000. No amounts were drawn under this line of credit as of May 31, 1997.

Leases

     Certain equipment, manufacturing facilities and showrooms are leased for periods expiring at various dates through fiscal 2000, at aggregate annual rentals of approximately $103,000 in 1997, $99,000 in 1996 and $91,000 in 1995, which consisted entirely of minimum rentals. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases.

     The future minimum lease payments required under operating leases that have an initial or remaining lease term in excess of one year at May 31, 1997 were as follows:
                                                   Operating
                                                     leases
               1998                                $ 95,014
               1999                                  22,694
               2000                                   3,922
               2001                                       -
               2002                                       -
                                                    121,630

Shareholders' Equity

     On July 8, 1997 the Board of Directors declared a quarterly cash divided of $.08 per share payable August 28, 1997 to shareholders of record on August 8, 1997.

Federal Income Tax

     The detail of the provision for federal income tax follows:
                                         For the years ended May 31,
                                      1997          1996          1995
         Current tax expense       $411,491      $458,194      $479,758
         Deferred tax
           (benefit) expense        (41,000)        2,000       (49,000)
         Provision for income tax  $370,491      $460,194      $430,758

     There are two components of the income tax provision, current and deferred. Current income tax provisions approximate taxes to be paid or refunded for the applicable period. Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.


                            HOWARD B. WOLF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     Total deferred tax assets and liabilities in the consolidated balance sheets are as follows:
                                        For the years ended May 31,
               Assets                 1997          1996          1995
         Bad debt reserve          $ 40,000      $ 26,000      $ 30,000
         Discount  reserve            5,000         3,000         3,000
         Inventory capitalization
           of selling, general and
           administrative costs     169,000       148,000       150,000
                                   $214,000      $177,000      $183,000
              Liabilities
         Depreciation              $ 74,000      $ 78,000      $ 82,000

     The income tax provision reconciled to the tax computed at federal statutory rates is as follows:
                                        For the years ended May 31,
                                      1997          1996          1995
         Tax at statutory rates    $341,387      $452,951      $414,782
         Tax effect on non-
           deductible items          13,472        11,906        15,182
         Other-net                   56,632        (6,663)       49,794
                                   $411,491      $458,194      $479,758

         Deferred tax
           (benefit) expense        (41,000)        2,000       (49,000)
                                   $370,491      $460,194      $430,758

  The components of deferred income tax (benefit) expense are as follows:
                                         For the years ended May 31,
                                      1997          1996          1995
         Difference between tax
           and book depreciation   $ (3,400)     $ (4,080)     $ (3,424)
         Difference between tax
           and book allowance for
              doubtful accounts     (13,430)        3,876         5,106
         Difference between tax
           and book basis of
           merchandise inventories  (21,809)        1,890       (48,386)
         Reserve for discounts       (2,361)          314        (2,296)
             Deferred tax
               (benefit) expense   $(41,000)     $  2,000      $(49,000)

Advertising costs

     The Comapany's policy is to expense all advertising costs in the period un which the advertising first takes place. Advertising expense was approximately $122,000, $155,000 and $168,000 for the years ended May
31, 1997, 1996 and 1995, respectively.

                            HOWARD B. WOLF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Selected quarterly financial data (UNAUDITED)
             First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                   Ended           Ended           Ended           Ended
               Aug 31,1996     Nov 30,1996     Feb 28,1997     May 31,1997
Net sales      $3,630,878       $3,640,522      $3,421,547      $3,549,119
Gross profit    1,218,155        1,348,966       1,183,709       1,098,896
Income before
  federal
  income tax      259,050          269,783         251,229         224,017
Net income        166,714          166,238         158,438         142,198
Net income
  per share           .16              .16             .15             .13
Average number
  of shares
  outstanding   1,056,191        1,056,191       1,056,191       1,056,191

               Aug 31,1995     Nov 30,1995     Feb 29,1996     May 31,1996

Net sales      $3,789,539       $3,875,864      $3,752,623      $3,795,021
Gross profit    1,251,932        1,510,538       1,313,038       1,004,541
Income before
  federal
  income tax      325,582          517,079         324,250         165,301
Net income        211,187          336,703         210,783         113,375
Net income
  per share           .20              .32             .20             .11
Average number
  of shares
  outstanding   1,056,191        1,056,191       1,056,191       1,056,191

Item 9. Changes in and disagreements with accountants on accounting and financial disclosure matters

        None
                                  PART III

     The information required by items 10, 11, 12 and 13 of Part III is incorporated by reference from the indicated pages in the Company's definitive proxy statement for its annual meeting of shareholders to be held September 16, 1997.
                                                          Pages of Proxy
                                                             Statement

Item 10. Directors and Executive
           Officers of the Registrant                           3-4
Item 11. Executive Compensation                                   5
Item 12. Executive Ownership of Certain
           Beneficial Owners and Management                     2-3
Item 15. Certain Relationships and Related Transactions           7

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a) 1. Financial statements and financial statement schedules
         The financial statements and schedules listed in the accompanying index to consolidated financial statements are filed as part of this annual report.
         3. Exhibits
         None
     (b) Report on Form 8-K
         No reports were filed in the fourth quarter ended May 31, 1997.

                          HOWARD B. WOLF, INC.
         SCHEDULE II-ALLOWANCE FOR COLLECTION LOSSES AND DISCOUNTS
                  Years ended May 31, 1997, 1996 and 1995
                             000's Omitted

                      Balance at   Additions   Amount               Balance
                      beginning    charged    charged   Discounts   at end
                        of year    to income    off(2)   allowed    of year
Year ended
  May 31, 1997
Collection losses     $ 77         $  127       $ 88     $    -     $ 116
Discounts                9          1,048(1)      (7)     1,048        16
                      $ 85         $1,175       $ 81     $1,048      $ 13

Year ended
  May 31, 1996
Collection losses     $ 88         $   60       $ 72     $    -     $  77
Discounts               10          1,027(1)       1      1,027         9
                      $ 99         $1,087       $ 73     $1,027     $  86

Year ended
  May 31,1995
Collection losses     $103         $   40       $ 55     $    -     $  88
Discounts                3            845(1)      (7)       845        10
                      $106         $  885       $ 48     $  845     $  98

(1) Charged to net sales.
(2) Net of recoveries.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Howard B. Wolf, Inc.

By:/s/ Robert D. Wolf
Robert D. Wolf
President
(Chief Executive Officer)
August 26,1997

By:/s/ Eugene K. Friesen
Eugene K. Friesen
Senior Vice President and Treasurer
(Principal Accounting Officer)
August 26,1997

Pursuant of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Creed L. Ford III
Creed L. Ford III
Director
August 26,1997

/s/Eugene K. Friesen
Eugene K. Friesen
Senior Vice President,Treasurer and Director
August 26,1997

/s/Joel Held
Joel Held
Director
August 26,1997

/s/Juan Villamizar
Juan Villamizar
Director
August 26,1997

/s/Howard B. Wolf
Howard B. Wolf
Chairman of the Board,Secretary and Director
August 26,1997

/s/Robert D. Wolf
Robert D. Wolf
President, Chief Executive Officer and Director
August 26,1997