Form 10-Q
period 1997-08-31
WOLF HOWARD B INC
filed 1997-10-14
CIK 108018

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended August 31, 1997

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



                            YES   X   .   NO  ____.

                 Common stock, par value $0.33 1/3 per share:
                      1,056,191 shares outstanding as of
                               October 14, 1997
                             HOWARD B. WOLF, INC.

                                     INDEX

                                                                    Page
                                                                    Number

    PART 1.      FINANCIAL INFORMATION

       Item 1. Financial Statements

      Consolidated Statements of
         Operations and Retained Earnings for the
         three-month periods ended August 31, 1997 and
         August 31, 1996 (Unaudited)..................                3

      Consolidated Balance Sheets
        August 31, 1997 (Unaudited) and May 31, 1997                  4

      Consolidated Statements of Cash Flows for the
        three-month periods ended August 31, 1997
        and August 31, 1996 (Unaudited)                               5

      Notes to Consolidated Financial Statements
      (Unaudited)... ................................                 6

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


                       Part 1.   FINANCIAL INFORMATION

Item 1.  Financial Statement

                           HOWARD B. WOLF, INC.
       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              (Unaudited)

                                    Three Months Ended
                                        August 31,
                                     1997            1996
  Net sales                     $3,680,093        $3,630,878

  Cost and expenses:
    Cost of sales                2,381,043         2,412,723
    Selling, general and
    administrative expenses      1,026,994           949,568
    Provision for
    bad debt expense                22,500            22,500

  Income from operations           249,556           246,087

  Other income                     15,539             14,419
  Interest income                  10,135              7,215
  Interest expense                 (9,770)            (8,671)
  Income before federal
    income tax                    265,460            259,050
  Provision for federal
    income tax                    (95,264)           (92,336)
  Net income                      170,196            166,714
  Retained earnings -
    beginning of period          5,369,844          5,074,237
  Cash dividends                   (84,495)           (84,495)
  Retained earnings -
    end of period               $5,455,545         $5,156,456

  Average number of
    shares outstanding           1,056,191          1,056,191

  Net income per share             $.16               $.16

  Cash dividends per share         $.08               $.08


                 See notes to consolidated financial statements.

                              HOWARD B. WOLF, INC.

                           CONSOLIDATED BALANCE SHEETS

                 ASSETS
                                           August 31,        May 31,
                                              1997            1997
                                           (Unaudited)      (Audited)
  Current assets:
     Cash and cash equivalents             $1,587,963       $1,921,415
     Accounts receivable (net)              2,379,835        2,415,244
     Inventories                            3,742,670        3,815,653
     Prepaid expenses                         204,023          160,994
     Deferred federal income tax
       benefit                                223,000          214,000
         Total current assets               8,137,491        8,527,306

  Property, plant and equipment             2,388,490        2,360,038
     Less accumulated depreciation
     and amortization                      (1,431,205)      (1,389,205)
                                              957,285          970,833
  Property, plant and equipment
     not used in operations,less
     accumulated depreciation                   2,718            2,718
  Other assets                                 51,097           51,097
                                           $9,148,591       $9,551,954

                 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
  Accounts payable and
     accrued liabilities                   $1,192,584       $1,772,987
  Federal income tax payable                  131,974           40,635
        Total current liabilities           1,324,558        1,813,622

  Deferred federal income tax                  74,000           74,000

  Shareholders' equity:
     Common stock, par value $.33-1/3;
        3,000,000 shares authorized,
        1,081,191 shares issued               360,400          360,400
     Additional paid-in capital             2,034,088        2,034,088
     Retained earnings                      5,455,545        5,369,844
     Less common stock in treasury,
        at cost, 25,000 shares               (100,000)        (100,000)
                                            7,750,033        7,664,332
                                           $9,148,591      $ 9,551,954


Note: The consolidated balance sheet at May 31, 1997 has been taken from the audited financial statements.

             See notes to consolidated financial statements.


                              HOWARD B. WOLF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Three Months Ended
                                                           August 31,
                                                        1997        1996
  Cash flows from operating activities:
  Net income                                       $  170,196  $  166,714
  Adjustments to reconcile net income to net cash
    provided by operating activities--
    Depreciation and amortization                      42,000      39,000
    Provision for losses on accounts
      receivable                                       22,500      22,500
    Changes in deferred federal income tax             (9,000)    (59,000)
  Net changes in operating assets and liabilities--
    Accounts receivable                                12,910    (234,486)
    Inventories                                        72,983     234,366
    Prepaid expenses                                  (43,030)     35,446
    Accounts payable and accrued liabilities         (580,403)   (410,891)
    Federal income tax payable                         91,339     125,014

      Net cash used in operating activities          (220,505)    (81,337)

  Cash flow from investing activities:
    Additions to property, plant and equipment        (28,452)    (34,037)

      Net cash used in investing activities           (28,452)    (34,037)

  Cash flows from financing activities:
    Cash dividends paid                               (84,495)    (84,495)

      Net cash used in financing activities           (84,495)    (84,495)

  Net decrease in cash and cash equivalents          (333,452)   (199,869)

  Cash and cash equivalents at beginning of
    period                                           1,921,415   1,261,987

  Cash and cash equivalents at end of period       $ 1,587,963 $ 1,062,118


             See notes to consolidated financial statements.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  The consolidated balance sheet as of August 31, 1997, the consolidated statements of operations and the consolidated statements of cash flows for the three - month periods ended August 31, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary
  to present  fairly  the financial position,   results of operations and
  changes in cash flows as of and for the periods ended August 31, 1997 and 1996 have been made.

  Certain  information   and footnote  disclosures normally included in
  financial  statements   prepared in accordance with generally accepted
  accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1997 annual report to shareholders. The results of operations
  for the three-month period  ended   August 31, 1997 are not necessarily
  indicative of the operating results for the full year ending May 31, 1998.

                                        August 31, 1997     May 31, 1997
                                          (Unaudited)         (Audited)
  Cash and cash equivalents consist of:
          Cash                            $ 1,121,155       $   945,759
          Money market funds                  229,225           400,162
          Matured funds at factor             237,583           575,494
                                           $1,587,963        $1,921,415

  Allowances for collection
    losses and discounts are:
          Collection losses                $  115,021      $    116,228
          Discounts                            18,027            15,703
                                           $  133,048      $    131,931

  Inventories consist of:
          Raw materials                   $  1,001,440      $ 1,237,574
          Work-in-process                      966,367        1,043,457
          Finished goods                     1,774,863        1,534,622
                                          $  3,742,670      $ 3,815,653

  Accumulated depreciation on
    property, plant and equipment
    not used in operations is:            $    134,287      $   134,287


  Accounts payable and accrued
    liabilities consist of:
          Accounts payable - trade        $    862,610      $ 1,241,286
          Accrued compensation                 181,910          410,148
          Accrued taxes                        116,957           76,795
          Other accrued liabilities             31,107           44,758
                                          $  1,192,584      $ 1,772,987

  Provision for federal income
    tax detail is:
          Current tax expense             $    104,264      $   411,491
          Deferred tax benefit                  (9,000)         (41,000)
                                          $     95,264      $   370,491

  Cash flow information:
          Cash payments for interest      $      9,770      $    29,675
          Cash payments for
            federal income taxes          $     12,925      $   351,854

Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

 LIQUIDITY AND CAPITAL RESOURCES

 Working capital at August 31, 1997 was $6,812,933, an increase of $99,249 from May 31, l997. Cash and cash equivalents decreased approximately seventeen percent during the three-month period ended August 31, 1997. Cash was used to fund normal working capital requirements, including aquisition of property, plant and equipment additions, payment of dividends and payment of matured accounts payable and accrued liabilities. Accounts receivable decreased approximately one percent primarily due to the timing of shipments during the quarter. Inventories decreased approximately two percent. Accounts payable and accrued liabilities decreased approximately thirty-two percent primarily due to payment of normal maturities and accrued expenses during the three-month period.

 The current ratio at August 31, 1997 is 6 to  1 (5 to 1 at May  31,
 1997). Total liabilities to assets equals fifteen percent (twenty percent at May 31, 1997).

 The Company factors its accounts receivable with a commercial factor on a matured basis. (Funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days). The factor establishes a credit line per customer on a non-recourse basis. Credit extended by the Company in excess of the credit line is factored on a recourse basis.

 Capital acquisition and improvement expenditures totaled $28,452 during the three-month period ended August 31, 1997. It is estimated that approximately $170,000 additional capital expenditures will be made over the next three quarters, consisting primarily of equipment, improvements to existing facilities and outlet mall store fixtures and leasehold improvements. Funding will come from cash flows generated through operating activities. No significant disposition of equipment occurred during the three-month period ended August 31, 1997.

 The Company  does  not  offer a  retirement  plan  nor  offer  post
 retirement or employment benefits.   Accordingly, there will be  no
 impact on th Company due to SFAS 106, ``Employers' Accounting for Postretirement Benefits Other Than Pensions'' and SFAS 112, Employers' Accounting for Post Employment Benefits.

 Based on current operations and internally generated cash flows, management believes that adequate resources will be available to meet current and future liquidity requirements.

 RESULTS OF OPERATIONS

 August 31, 1997 first quarter net sales increased approximately one percent compared to the first quarter of the previous year. The increase resulted primarily from a slightly stronger product demand.

 Cost of sales, as a percentage relationship to net sales, decreased approximately one and eight-tenths of one percentage point from the first quarter last year. The percentage decrease resulted primarily from slightly lower raw material costs and a more favorable product sales mix.

 Selling,   general    and   administrative    expenses    increased
 approximately one and eight-tenths of one percentage point as a relationship to net sales compared to last year's first quarter. The percentage increase resulted primarily from higher sales and marketing expenses. The provision for bad debt expense was $22,500, the same as for 1996.

 Other income increasd approximately eight percent from the first quarter last year, resulting primarily from rental income from property not used in operations.

 Interest income increased approximately forty percent compared to the first quarter of the previous year due primarily to higher average cash balances.

 Interest expense, compared to last year's first quarter, was approximately thirteen percent higher. The increase resulted
 primarily  from  factor  interest  charges  on  recourse   accounts
 receivable.

 The federal income tax provision effective tax rate of thirty five and nine tenths (35.9) percent differs from the statutory rate of thirty four (34) percent as a result of nondeductible life insurance premiums, nondeductible portion of meals, accelerated depreciation, capitalization of certain expenses in inventories and the difference between the doubtful account reserve and write-offs.

 Part II.   OTHER INFORMATION


 Item 9. No reports on Form 8-K were filed during the three-month period ended August 31, 1997.


  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     HOWARD B. WOLF, INC.

                     /s/ Eugene K. Friesen
                     Eugene K. Friesen
                     Senior Vice President and Treasurer
                     (Chief Accounting Officer)


                     /s/ Howard B. Wolf
                     Howard B. Wolf
                     Chairman of the Board


October 14, 1997