Form 10-Q
period 1997-11-30
WOLF HOWARD B INC
filed 1998-01-13
CIK 108018

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended November 30, 1997

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



                            YES   X   .   NO  ____.

                 Common stock, par value $0.33 1/3 per share:
                      1,056,191 shares outstanding as of
                               January 13, 1998
                             HOWARD B. WOLF, INC.

                                     INDEX

                                                                    Page
                                                                    Number

    PART 1.      FINANCIAL INFORMATION

       Item 1. Financial Statements

      Consolidated Statements of
         Operations and Retained Earnings for the
         three-month and six-month periods ended
         November 30, 1997 and November 30, 1996
        (Unaudited)                                                   3

      Consolidated Balance Sheets
        November 30, 1997 (Unaudited) and May 31, 1997                4

      Consolidated Statements of Cash Flows for the
        six month period ended November 30, 1997
        and November 30, 1996 (Unaudited)                             5

      Notes to Consolidated Financial Statements                      6

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


                       Part 1.   FINANCIAL INFORMATION

Item 1.  Financial Statement

                           HOWARD B. WOLF, INC.
       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              (Unaudited)

                                    Three Months Ended   Six Months Ended
                                       November 30,         November 30,
                                     1997       1996      1997      1996
  Net sales                     $3,861,720  $3,640,522 $7,541,813 $7,271,400

  Cost and expenses:
    Cost of sales                2,401,080   2,291,556  4,782,123  4,704,279
    Selling, general and
     administrative expenses     1,204,707   1,058,949  2,231,701  2,008,517
    Provision for
    bad debt expense                22,500      45,199     45,000     67,699
                                 3,628,287   3,395,704  7,058,824  6,780,495
  Income from operations           233,433     244,818    482,989    490,905

  Other income                     18,512       16,620     34,051     31,039
  Interest income                  15,945       13,797     26,080     21,012
  Interest expense                 (7,902)      (5,452)   (17,672)   (14,123)
  Income before federal
    income tax                    259,988      269,783    525,448    528,833
  Provision for federal
    income tax                    (90,992)    (103,545)  (186,256)  (195,881)
  Net income                      168,996      166,238    339,192    332,952
  Retained earnings -
    beginning of period         5,455,545    5,156,456  5,369,844  5,074,237
  Cash dividends                  (84,496)     (84,496)  (168,991)  (168,991)
  Retained earnings -
    end of period              $5,540,045   $5,238,198 $5,540,045 $5,238,198

  Average number of
    shares outstanding          1,056,191    1,056,191  1,056,191  1,056,191

  Net income per share            $.16         $.16       $.32       $.32

  Cash dividends per share        $.08         $.08       $.16       $.16


                 See notes to consolidated financial statements.

                              HOWARD B. WOLF, INC.

                           CONSOLIDATED BALANCE SHEETS
          ASSETS
                                           November 30,       May 31,
                                               1997            1997
                                           (Unaudited)       (Audited)
  Current assets:
     Cash and cash equivalents             $1,540,736       $1,921,415
     Accounts receivable (net)              2,551,896        2,415,244
     Inventories                            3,921,532        3,815,653
     Prepaid expenses                         258,807          160,994
     Deferred federal income tax              211,000          214,000
         Total current assets               8,483,971        8,527,306

  Property, plant and equipment             2,418,509        2,360,038
     Less accumulated depreciation
     and amortization                      (1,461,205)      (1,389,205)
                                              957,304          970,833
  Property, plant and equipment
     not used in operations,less
     accumulated depreciation                   2,718            2,718
  Other assets                                 51,097           51,097
                                           $9,495,090       $9,551,954

                 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                      $1,134,884       $1,241,286
     Accrued compensation                     250,885          410,148
     Accrued taxes                            165,080           76,795
     Other accrued liabilities                 34,742           44,758
     Federal income tax payable                 1,966           40,635
        Total current liabilities           1,587,557        1,813,622

  Deferred federal income tax                  73,000           74,000

  Shareholders' equity:
     Common stock, par value $.33-1/3;
        3,000,000 shares authorized,
        1,081,191 shares issued               360,400          360,400
     Additional paid-in capital             2,034,088        2,034,088
     Retained earnings                      5,540,045        5,369,844
     Less common stock in treasury,
        at cost, 25,000 shares               (100,000)        (100,000)
                                            7,834,533        7,664,332
                                           $9,495,090      $ 9,551,954


Note: The consolidated balance sheet at May 31, 1997 has been taken from the audited financial statements.

             See notes to consolidated financial statements.


                              HOWARD B. WOLF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Six Months Ended
                                                          November 30,
                                                        1997        1996
  Cash flows from operating activities:
  Net income                                       $  339,192  $  332,952
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities--
    Depreciation and amortization                      72,000      78,001
    Provision for losses on accounts
      receivable                                       45,000      67,699
    Changes in deferred federal income tax              2,000     (62,000)
  Net changes in assets and liabilities--
    Accounts receivable                              (181,651)    380,947
    Inventories                                      (105,879)    226,144
    Prepaid expenses                                  (97,814)     50,286
    Accounts payable and accrued liabilities         (187,396)   (465,632)
    Federal income tax payable                        (38,669)     31,559

      Net cash provided by (used in)
        operating activities                         (153,217)    639,956

  Cash flow from investing activities:
    Additions to property, plant and equipment        (58,471)    (43,601)

      Net cash used in investing activities           (58,471)    (43,601)

  Cash flows from financing activities:
    Cash dividends paid                              (168,991)   (168,991)

      Net cash used in financing activities          (168,991)   (168,991)

  Net increase (decrease) in cash and cash
    equivalents                                      (380,679)    427,364

  Cash and cash equivalents at beginning of
    period                                          1,921,415   1,261,987

  Cash and cash equivalents at end of period      $ 1,540,736 $ 1,689,351


             See notes to consolidated financial statements.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The consolidated balance sheet as of November 30, 1997, the consolidated statements of operations and the consolidated statements of cash flows for the three-month and six-month periods ended November 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of and for the periods ended November 30, 1997 and 1996 have been made.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1997 annual report to shareholders. The results of operations for the six-month period ended November 30, 1997 are not necessarily indicative of the operating results for the full year ending May 31, 1998.


                                        November 30, 1997    May 31, 1997
                                           (Unaudited)         (Audited)
  Cash and cash equivalents consist of:
          Cash                            $   379,501       $   945,759
          Money market funds                  203,001           400,162
          Matured funds at factor             958,234           575,494
                                          S 1,540,736       $ 1,921,415

  Allowances for collection
    losses and discounts are:
          Collection losses               $   124,809       $   116,228
          Discounts                            14,570            15,703
                                          $   139,379       $   131,931

  Inventories consist of:
          Raw materials                   $ 1,002,638       $ 1,237,574
          Work-in-process                   1,029,962         1,043,457
          Finished goods                    1,888,932         1,534,622
                                          $ 3,921,532       $ 3,815,653

  Accumulated depreciation on
    property, plant and equipment
    not used in operations is:            $   134,287       $   134,287

  Provision for federal income
    tax detail is:
          Current tax expense             $   184,256       $   411,491
          Deferred tax (benefit) expense        2,000           (41,000)
                                          $   186,256       $   370,491

  Cash flow information:
          Cash payments for interest      $    17,672       $    29,675
          Cash payments for
            federal income taxes          $   222,925       $   341,854

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

  LIQUIDITY AND CAPITAL RESOURCES

 Working capital at November 30, 1997 was $6,896,414, an increase of $182,730 from May 31, 1997. Cash and cash equivalents decreased $380,679 during the six-month period ended November 30, 1997. The cash decrease resulted primarily from funding raw material purchases and the timing of shipments during the second quarter. Cash was used to fund normal working capital requirements, including acquisition of new store furniture, fixtures and improvements, additions to property, plant and equipment of existing facilities and payment of dividends. Accounts receivable increased $136,651 primarily as a result of the timing of shipments during the second quarter. Inventories increased $105,879 to align with sales volume and the opening of a pilot Howard Wolf retail store.
 Accounts payable and accrued liabilities decreased $187,396 primarily due to payment of normal maturities and accrued expenses during the six-month period.

 The current ratio at November 30, 1997 is 5 to 1 (5 to 1 at May 31,
 1997). Total liabilities to assets equals seventeen percent (twenty percent at May 31, 1997).

 The Company factors its accounts receivable with a commercial factor on a matured basis. (Funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days). The factor establishes a credit line per customer on a non-recourse basis. Credit extended by the Company in excess of the credit line is factored on a recourse basis ($1,289,000 at November 30, 1997 - $1,133,000 at May 31, 1997).
 Capital acquisition and improvement expenditures totaled $58,471 during the six-month period ended November 30, 1997. It is estimated that approximately $100,000 additional capital expenditures will be made over the next quarter, consisting of $75,000 in new store furniture, fixtures and improvements and $25,000 in equipment and improvements to existing facilities. Funding will come from cash flows generated through operating activities. No significant disposition of equipment occurred during the six-month period ended November 30, 1997 and none is expected during the next three-month period.

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

  RESULTS OF OPERATIONS
 Net sales for the second quarter and six-month periods ended November 30, 1997 increased approximately six percent and four percent, respectively, in each period compared to the 1996 second quarter and six-month periods. Net sales for the second quarter ended November 30, 1997 were approximately five percent higher than in the preceding first quarter. The increase in each period resulted primarily from a slightly stronger product demand.

 Cost of goods sold, as a percentage relationship to net sales for the second quarter ended November 30, 1997, decreased approximately eight tenths of one percentage point from the 1996 third quarter. 1997 second quarter cost of sales, as a percentage relationship to net sales, compared to the preceding first quarter was approximately two and five tenths percentage points lower. For the six-month periods ended November 30, 1997 and 1996, cost of sales, as a percentage relationship to net sales, was approximately one and three tenths percentage points lower in the 1997 period. The decreases in each period resulted primarily from the effect of higher net sales and a more favorable product sales mix.

 Selling, general and administrative expenses increased, as a percentage relationship to net sales in the second quarter and six-month periods ended November 30, 1997 and 1996, approximately two percent in each period compared to the comparable periods of the preceding year. The percentage increases resulted primarily from higher selling and marketing expenses. 1997 second quarter selling, general and administrative expenses increased as a percentage relationship to net sales by three and three tenths percent compared to the previous first quarter resulting primarily from higher selling and marketing expense. The provision for bad debts for the six-month periods ended November 30, 1997 and 1996 is $45,000 and $67,699, respectively.

 Other income in the second quarter and six-month periods ended November 30, 1997 increased approximately eleven percent and ten percent, respectively, compared to the comparable periods of the preceding year. Other income increased approximately nineteen percent in the 1997 second quarter compared to the preceding first quarter ended November 30, 1996. The increases resulted primarily from rental income from property not used in operations.

 Interest income in the three-month and six-month periods ended November 30, 1997 increased approximately sixteen percent and twenty four percent, respectively, compared to the same periods in 1996. Interest income increased approximately fifty seven percent in the 1997 second quarter compared to the preceding first quarter. The increases in all periods resulted primarily from higher average cash balances.

 For the three-month and six-month periods ended November 30, 1997 interest expense increased approximately forty five percent and twenty five percent, respectively, compared to the same periods ended in 1996. Interest expense in the November 30, 1997 second quarter decreased approximately nineteen percent compared to the preceding first quarter ended August 31,1997.
 The changes in each period resulted primarily from factor interest costs on recourse accounts receivable.

 The federal income tax provision effective tax rate of thirty five percent is greater than the statutory rate (thirty four percent) as a result of nondeductible life insurance premiums, nondeductible portion of meals, accelerated depreciation, capitalization of certain expenses in inventories and the difference between the doubtful account reserve and the doubtful account write-off.

           Part II.  OTHER INFORMATION

 Item 9. No reports on Form 8-K were filed during the three-month period ended November 30, 1997.

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

  January 13, 1998