Form 10-Q
period 1998-02-28
WOLF HOWARD B INC
filed 1998-04-14
CIK 108018

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended February 28, 1998

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



                            YES   X   .   NO  ____.

                 Common stock, par value $0.33 1/3 per share:
                      1,056,191 shares outstanding as of
                               April 14, 1998
                             HOWARD B. WOLF, INC.

                                     INDEX

                                                                    Page
                                                                    Number

    PART 1.      FINANCIAL INFORMATION

       Item 1. Financial Statements

      Consolidated Statements of
         Operations and Retained Earnings for the
         three-month and nine-month periods ended
         February 28, 1998 and February 28, 1997
        (Unaudited)                                                   3

      Consolidated Balance Sheets
        February 28, 1998 (Unaudited) and May 31, 1997                4

      Consolidated Statements of Cash Flows for the
        nine month periods ended February 28, 1998
        and February 28, 1997 (Unaudited)                             5

      Notes to Consolidated Financial Statements                      6

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


                       Part 1.   FINANCIAL INFORMATION

Item 1.  Financial Statement

                           HOWARD B. WOLF, INC.
       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              (Unaudited)

                                    Three Months Ended   Nine Months Ended
                                       February 28,         February 28,
                                     1998       1997      1998      1997
  Net sales                   $3,276,419  $3,421,547 $10,818,232 $10,692,947

  Cost and expenses:
    Cost of sales              2,248,220   2,237,838   7,030,343   6,942,117
    Selling, general and
     administrative expenses     928,033     934,327   3,159,734   2,942,844
    Provision for
     bad debt expense             30,000      22,500      75,000      90,199
                               3,206,253   3,194,665  10,265,077   9,975,160
  Income from operations          70,166     226,882     553,155     717,787

  Other income                     6,676      15,507      40,727      46,546
  Interest income                 10,560      17,827      36,640      38,839
  Interest expense                (7,185)     (8,987)    (24,857)    (23,110)
  Income before federal
    income tax                    80,217     251,229     605,665     780,062
  Provision for federal
    income tax                   (36,535)    (92,791)   (222,791)   (288,672)
  Net income                      43,682     158,438     382,874     491,390
  Retained earnings -
    beginning of period        5,540,045   5,238,198   5,369,844   5,074,237
  Cash dividends                 (84,495)    (84,495)   (253,486)   (253,486)
  Retained earnings -
    end of period             $5,499,232  $5,312,141  $5,499,232  $5,312,141


  Average number of
    shares outstanding         1,056,191   1,056,191   1,056,191   1,056,191

  Basic and diluted
    earnings per share           $.04        $.15        $.36        $.47

  Cash dividends per share       $.08        $.08        $.24        $.24


                 See notes to consolidated financial statements.

                              HOWARD B. WOLF, INC.

                           CONSOLIDATED BALANCE SHEETS
          ASSETS
                                           February 28,       May 31,
                                               1998            1997
                                           (Unaudited)       (Audited)
  Current assets:
     Cash and cash equivalents             $1,009,010       $1,921,415
     Accounts receivable (net)              2,402,738        2,415,244
     Inventories                            4,096,164        3,815,653
     Prepaid expenses                         227,148          160,994
     Deferred federal income tax              214,000          214,000
         Total current assets               7,949,060        8,527,306

  Property, plant and equipment             2,451,059        2,360,038
     Less accumulated depreciation
      and amortization                     (1,506,205)      (1,389,205)
                                              944,854          970,833
  Property, plant and equipment
     not used in operations,less
     accumulated depreciation                   2,718            2,718
  Other assets                                 51,097           51,097
                                           $8,947,729       $9,551,954

                 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
     Accounts payable                      $  726,887       $1,241,286
     Accrued compensation                     318,438          410,148
     Accrued taxes                             76,028           76,795
     Other accrued liabilities                 18,155           44,758
     Federal income tax payable               (56,499)          40,635
        Total current liabilities           1,083,009        1,813,622

  Deferred federal income tax                  71,000           74,000

  Shareholders' equity:
     Common stock, par value $.33-1/3;
        3,000,000 shares authorized,
        1,081,191 shares issued               360,400          360,400
     Additional paid-in capital             2,034,088        2,034,088
     Retained earnings                      5,499,232        5,369,844
     Less common stock in treasury,
        at cost, 25,000 shares               (100,000)        (100,000)
                                            7,793,720        7,664,332
                                           $8,947,729      $ 9,551,954


Note: The consolidated balance sheet at May 31, 1997 has been taken from the audited financial statements.

             See notes to consolidated financial statements.


                              HOWARD B. WOLF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Nine Months Ended
                                                          February 28,
                                                        1998        1997
  Cash flows from operating activities:
  Net income                                       $  382,874  $  491,390
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities--
    Depreciation and amortization                     117,000     117,001
    Provision for losses on accounts
      receivable                                       75,000      90,199
    Change in deferred federal income tax              (3,000)    (29,000)
  Net changes in assets and liabilities--
    Accounts receivable                               (62,495)   (355,701)
    Inventories                                      (280,511)    804,212
    Prepaid expenses                                  (66,155)     13,207
    Accounts payable and accrued liabilities         (633,477)   (595,815)
    Federal income tax payable                        (97,134)     50,818

      Net cash provided by (used in)
        operating activities                         (567,898)    586,311

  Cash flow from investing activities:
    Additions to property, plant and equipment        (91,021)    (61,921)

      Net cash used in investing activities           (91,021)    (61,921)

  Cash flow from financing activities:
    Cash dividends paid                              (253,486)   (253,486)

      Net cash used in financing activities          (253,486)   (253,486)

  Net increase (decrease) in cash and cash
    equivalents                                      (912,405)    270,904

  Cash and cash equivalents at beginning of
    period                                          1,921,415   1,261,987

  Cash and cash equivalents at end of period      $ 1,009,010 $ 1,532,891


             See notes to consolidated financial statements.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The consolidated balance sheet as of February 28, 1998, the consolidated statements of operations and the consolidated statements of cash flows for the three-month and nine-month periods ended February 28, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of and for the periods ended February 28, 1998 and 1997 have been made.

 Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1997 annual report to shareholders. The results of operations for the nine-month period ended February 28, 1998 are not necessarily indicative of the operating results for the full year ending May 31, 1998.


                                        February 28, 1998    May 31, 1997
                                           (Unaudited)         (Audited)
  Cash and cash equivalents consist of:
          Cash                            $   222,879       $   945,759
          Money market funds                  205,145           400,162
          Matured funds at factor             580,986           575,494
                                          S 1,009,010       $ 1,921,415

  Allowances for collection
    losses and discounts are:
          Collection losses               $   108,927       $   116,228
          Discounts                            20,395            15,703
                                          $   129,322       $   131,931

  Inventories consist of:
          Raw materials                   $ 1,128,841       $ 1,237,574
          Work-in-process                     732,999         1,043,457
          Finished goods                    2,234,324         1,534,622
                                          $ 4,096,164       $ 3,815,653

  Accumulated depreciation on
    property, plant and equipment
    not used in operations is:            $   134,287       $   134,287

  Provision for federal income
    tax detail is:
          Current tax expense             $   219,791       $   411,491
          Deferred tax (benefit) expense        3,000           (41,000)
                                          $   222,791       $   370,491

  Cash flow information:
          Cash payments for interest      $    24,857       $    29,675
          Cash payments for
            federal income taxes          $   322,925       $   341,854

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

  LIQUIDITY AND CAPITAL RESOURCES

 Working capital at February 28, 1998 was $6,866,051, an increase of $152,367 from May 31, 1997. Cash and cash equivalents decreased $912,405 during the nine-month period ended February 28, 1998. The decrease resulted primarily from funding raw material purchases and the timing of shipments during the third quarter. Cash was used to fund normal working capital requirements, including acquisition of new store furniture, fixtures and improvements, additions to property, plant and equipment of existing facilities and payment of dividends. Accounts receivable decreased $12,506. Inventories increased $280,511 primarily due to the opening of a pilot factory retail store and ordinary seasonal requirements. Accounts payable and accrued liabilities decreased $633,479 primarily due to the payment of normal maturities and accrued expenses during the nine-month period.

 The current ratio at February 28, 1998 is 7 to 1 (5 to 1 at May 31,
 1997). Total liabilities to assets equals thirteen percent (twenty percent at May 31, 1997).

 The Company factors its accounts receivable with a commercial factor on a matured basis. (Funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days). The factor establishes a credit line per customer on a non-recourse basis. Any credit extended by the Company in excess of the credit line is factored on a recourse basis ($1,143,000 at February 28, 1998 - $1,133,000 at May 31, 1997).

 Capital acquisition and improvement expenditures totaled $91,021 during the nine-month period ended February 28, 1998. It is estimated that approximately $50,000 in additional capital expenditures will be made over the fourth quarter, consisting of new store furniture, fixtures and improvements and improvements to existing facilities. Funding will come from cash flows generated through operating activities. No significant disposition of equipment occurred during the nine-month period ended February 28, 1998 and none is expected during the next three-month period.

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

  RESULTS OF OPERATIONS

 Net sales for the 1998 third quarter decreased approximately four and two-tenths percent from 1997 third quarter and fifteen and two-tenths percent from the prior second quarter as the Company experienced soft womens fashion apparel sales and lower than planned sales due to inclement weather in the pilot factory store in Napa, California. Net sales for the nine-month period ended February 28, 1998 were approximately one and one-tenth percent higher than in the 1997 nine-month period.

 Cost of sales, as a percentage relationship to net sales for the third quarter ended February 28, 1998, increased approximately three and two-tenths percentage points over the 1997 third quarter. 1998 third quarter cost of sales, as a percentage relationship to net sales, compared to the preceding second quarter was approximately six and four tenths percentage points higher. The increases in each period resulted primarily from the effect of lower net sales, higher sales discounts and allowances and product costs. For the nine-month periods ended February 28, 1998 and 1997, cost of sales, as a percentage relationship to net sales, was approximately one-tenth of one percentage point higher in the 1998 period.

 Selling, general and administrative expenses increased, as a percentage relationship to net sales for the third quarter and nine-month periods ended February 28, 1998 and 1997, approximately one percentage point and one and seven-tenths percentage points, respectively, in each period over the comparable periods of the preceding year. The percentage increases resulted primarily from the effect of lower net sales. 1998 third quarter selling, general and administrative expenses decreased as a percentage relationship to net sales by two and nine tenths of one percent compared to the previous second quarter resulting primarily from lower selling and marketing expenses. The provision for bad debts for the nine-month period ended February 28, 1998 of $75,000 compares to the 1997 provision of $90,199.

 Other income in the 1998 third quarter decreased approximately fifty seven percent compared to the 1997 third quarter. Other income in the 1998 nine-month period ended February 28, 1998 decreased approximately thirteen percent from the 1997 comparable period. Other income decreased approximately sixty four percent in the 1998 third quarter compared to the second quarter ended November 30, 1997. The changes in each period resulted primarily from differences in rental income from property not used in operations.

 Interest income in the three-month and nine-month periods ended February 28, 1998 decreased approximately forty one percent and six percent, respectively, compared to the same periods in 1997. Interest income decreased approximately thirty four percent in the 1998 third quarter compared to the preceding second quarter. The decreases resulted primarily from lower average cash balances.

 For the three-month and nine-month periods ended February 28, 1998 interest expense decreased approximately twenty percent and increased approximately eight percent, respectively, compared to the same periods ended in 1997. Interest expense in the February 28, 1998 third quarter decreased approximately nine percent compared to the preceding second quarter ended November 30, 1997. The changes in each period resulted primarily from factor interest costs on recourse accounts receivable.

 The federal income tax provision effective tax rate of thirty six and eight tenths percent is greater than the statutory rate (thirty four percent) as a result of nondeductible life insurance premiums, nondeductible portion of meals, accelerated depreciation, capitalization of certain expenses in inventories and the difference between the provision for losses on accounts receivable.

           Part II.  OTHER INFORMATION

 Item 9. No reports on Form 8-K were filed during the three-month period ended February 28, 1998.

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

  April 14, 1998