Form 10-K
period 1998-05-31
WOLF HOWARD B INC
filed 1998-08-26
CIK 108018

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

                   PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THIS SECURITIES
                    EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended May 31, 1998       Commission file number 1-6775

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

     The aggregate market value of Registrant's common stock held by non-affiliates (based upon the closing sale price on the American Stock Exchange) on August 10, 1998 was approximately $3,238,937.

     As of August 10, 1998, there were 1,056,191 shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on September 15, 1998 are incorporated by reference into Part III.


                            HOWARD B. WOLF, INC.
                                 FORM 10-K

                               ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED MAY 31, 1998

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

          HOWARD WOLF W label-started in 1993-is designed as separates in fashionable larger sizes (0x-3x) that retails from approximately $60 to $250.
     The  Howard  Wolf   collections  are  sold   by  independent   sales
representatives, most of whom are compensated on a commission basis. Representatives, during each fashion season, call upon retailers throughout the country and show at the major domestic and regional fashion markets.

     In addition, the Company has opened two factory retail stores in upscale factory outlet mall centers.

Design and Production

     The Company maintains a design staff in Dallas to design the styles Manufactured and sold by it. To an extent which the Company believes to be unique for manufacturers in its price range, the Company continuously monitors trends in style and fabric with particular emphasis on developments in design for career/professional and fashionable women. Design personnel of the Company make frequent trips to domestic and foreign fashion markets. The Company operated one manufacturing facility during the year on a forty-hour week, one shift basis, with employment and production virtually constant throughout the year. The Company utilized primarily domestic independent contractors for most of its sewing operations, which are under the Company's supervision and made in accordance with its specifications and production schedules. Certain manufacturing operations, pattern making, grading and predominantly all cutting continue to be performed by the Company's employees at its Dallas facility.

     The Company maintains strict quality control during the manufacturing process. Finished products are received in the Dallas facility and are carefully inspected and shipped from this location.

Raw Materials

     Raw materials used in the Company's products are primarily fabrics and trim items. They are of both domestic and foreign origin and are obtainable from many resources.

Customers

     The Company sells to approximately 800 retailers who operate more than 1,200 stores throughout North America. No customer accounts for more than 10 percent of sales. Customers include many leading department and specialty stores. Permanent showrooms are maintained in the Dallas Apparel Mart and the Atlanta Merchandise Mart.

     In addition to sales to retailers, the Company operates two factory outlet mall stores in upscale factory outlet malls in Napa, California and in Las Vegas, Nevada and operates its two "Fashion Showroom" factory outlet retail stores located in Dallas and San Benito, Texas for the sale of merchandise resulting from excess production, specially produced merchandise and seconds.

Backlog Orders

     The Company had approximately $4,300.000 of unshipped order on hand at May 31, 1998 ($4,600.000 on May 31, 1997). These orders are believed to be firm. All backlog orders are expected to be filled in the current fiscal year.

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

Employees

     The Company employed 102 persons on a full-time basis at May 31, 1998. Of these, 12 were executive, administrative and clerical employees; 13 were sales representatives; 64 were design, cutting and manufacturing personnel and 13 were engaged in other activities such as shipping, warehouse management, security and transportation. The Company had no employees represented by a union and believes that it enjoys good relations with its employees.

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

                                                    Interest in     Square
Location                                              property       feet
Principal office and manufacturing facility           Fee           90,000
Greenville facility                                   Fee           11,900

     The Company leases (under short-term leases from three to five years) permanent showrooms in the apparel marts in Atlanta and Dallas and retail stores in factory outlet malls in Napa, California and Las Vegas, Nevada.

     Substantially all of the machinery, equipment, furniture and fixtures required in the operation of the business is either owned or leased by the Company under short term leases from thirty six months to forty eight months, and is in good operating condition.

Item 3. Legal Proceedings

     The Company is not involved in any material litigation.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of 1998.
                                  PART II
Item 5. Market  for the Registrant's Common Equity  and Related Stockholder
Matter

     The common stock of the Company is traded on the American Stock Exchange. The following table gives the high and low sales prices and the amount of dividends paid for the fiscal quarters indicated:

       1998           Date ended           High      Low     Dividend
   First quarter    August 31, 1997       $6 1/2    $5 3/8      .08
   Second quarter  November 30, 1997       6 1/2     5 13/16    .08
   Third quarter   February 28, 1998       6 1/4     5 1/2      .08
   Fourth quarter     May 31, 1998         6 1/4     5 1/2      .08

       1997           Date ended           High      Low     Dividend
   First quarter    August 31, 1996       $7 5/8    $6 1/2      .08
   Second quarter  November 30, 1996       7 3/8     6 1/8      .08
   Third quarter    February 28, 1997      6 3/4     5 7/8      .08
   Fourth quarter     May 31, 1997         7         5 1/2      .08

     The Company's common stock closed at $5.375 on August 10, 1998.

     As of August 10, 1998, there were 247 holders of record of the Company's common stock. The Company paid dividends during fiscal years 1998 and 1997. There are no restrictions on the Company's ability to pay dividends other than those provided by statute. The payment of dividends is reviewed each period by the Board of Directors taking into consideration earnings, business requirements and economic conditions. A dividend of $.08 per share was declared by the Board of Directors payable August 31, 1998 to shareholders of record August 7, 1998.

Item 6. Selected Consolidated Financial Data

                            1998      1997      1996     1995     1994
Net sales                 $14,322   $14,242   $15,213  $14,436  $14,269
Income before federal
   income tax                 626     1,004     1,332    1,220    1,222
Provision for federal
   income tax                 224       370       460      431      441
Net income                    402       634       872      789      781
Basic and diluted
   earnings per share         .38       .60       .83      .75      .74
Cash dividends
   per common share           .32       .32       .32      .30      .28
Total assets                9,778     9,552     8,834    8,796    8,266

Item 7. Management's Discussion and Analysis of
        Financial Conditions and Results of Operations

                            FINANCIAL CONDITION

Liquidity and Capital Resources

     Working capital at May 31, 1998 was $6,810,423, an increase of $96,739, or one percent from the previous year. The current ratio at May 31, 1998 is 4.4 to 1 (4.7 to 1 in 1997). Total liabilities to assets equals twenty one percent (twenty percent in 1997).

     Cash was used to fund normal working capital requirements, including acquisition of property, plant and equipment, payment of dividends and payment of matured accounts payable and accrued liabilities and the opening of two retail stores. The cash balance at May 31, 1998 decreased $792,424, or approximately forty one percent from 1997. The decrease resulted from $304,507 used in operating activities,$149,936 used in investing activities and $337,981 used in financing activities.

     The accounts receivable balance increased approximately five percent at May 31, 1998 primarily related to the timing of shipments during the fourth quarter. Inventories increased approximately twenty one percent. Six percent of the inventories are in the two new factory outlet mall stores and the balance of the increase resulted from the early acquisition and production of fall merchandise. Accounts payable and accrued liabilities increased approximately eleven percent primarily due to the acquisition of fall inventories.

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

     The deferred tax asset at May 31, 1998 totals $234,000. Approximately $688,000 of taxable income will need to be generated in order to fully utilize the deferred tax. The average taxable income of the company over the last three years is approximately one million dollars. In view of current operations management believes that adequate taxable income will be generated in order to fully utilize the deferred tax.

     The deductible temporary differences related to the deferred tax liability of $74,000 consist of depreciation. It is expected that these differences should reverse out over the life of the assets, or approxi-mately ten years. All other temporary differences related to the deferred tax asset of $234,000 are expected to reverse in fiscal 1999.

     Capital acquisition and improvement expenditures during fiscal 1998 totaled approximately $149,000, consisting of new equipment and improvements to facilities ($40,000) and furniture, fixtures and leasehold improvements in the two factory outlet mall stores ($109,000). These expenditures were funded out of current working capital. There were no significant dispositions of fixed assets used in operations during fiscal 1998 and none are planned during fiscal 1999. Capital acquisition and improvement expenditures for the 1999 fiscal year are planned to total approximately $250,000, which will consist of new equipment to increase operating efficiencies and improvements to existing facilities. Funding will come from cash flows generated through operations. Present facilities are adequate with room for expansion and no material requirements for additional facilities or major capital expenditures are anticipated in the next few years.

     Shipments in fiscal 1999 are expected to be relatively equal during each quarter. Inventories are planned to remain at approximately the same level during the coming year subject to temporary seasonal requirements. The payment of dividends is reviewed each quarter taking into consideration liquidity, net income, business requirements and economic conditions.

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

Year 2000 Disclosure

     The Company is working to resolve the potential impact of the year 2000 on the ability of the Companys computerized information systems to accurately process information that may be date-sensitive. Any of the Companys programs that recognize a date using 00 as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Companys financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

Recent Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which is effective for the Companys fiscal year ending May 31, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and loses) in a full set of general purpose financial statements. The adoption of SFAS No. 130, which will be implemented in the Companys fiscal year 1999, may result in a change in financial statement presentation but will not have an impact on the Companys financial position or result of operations.

In June 1997, the FASB issued SFAS no. 131, Disclosure about Segments of an Enterprise and Related Information, which is effective for financial statements for periods in fiscal years beginning after December 15, 1997, but does not need to be applied to interim financial statements in the initial year of its application. SFAS No. 131 changes the way public companies report information about segments does not presently apply to the Companys operations. If segment reporting becomes applicable in a future period, the Company will adopt SFAS No. 131 in that period.


RESULTS OF OPERATIONS

1998 Compared to 1997
     Net income for the fiscal year ended May 31, 1998 was $401,921, or $.38 per share, compared to $633,588, or $.60 per share in the 1997 fiscal year. Income before federal income tax was $626,398 in 1998 versus income before federal income tax of $1,004,079 in 1997.

     Net sales totaled $14,321,914 for the 1998 fiscal year, approximately one-half of one percent over the previous year. Sales to retail customers were $13,834,387. First year net sales in the factory outlet mall stores were $487,527 and operations resulted in a loss of $233,340.

    The HOWARD WOLF label continues to experience good customer acceptance. However, the Company experienced an overall soft demand for women's apparel which exerted great competitive pressure on sales and margins. Management's continuing goal is to broaden the HOWARD WOLF market base by greater penetration into domestic and foreign markets.

     Cost of sales increased .3 percent to 66.2 percent as a percentage relationship to net sales. The percentage increase resulted primarily from product sales mix and increased sales allowances.

     Selling, general and administrative expenses increased approximately two percentage points as a percentage relationship to net sales. The percentage increase resulted primarily from the operations of the factory outlet mall stores. The provision for bad debt expense increased to $137,969 from $127,491 in 1997.

     Other income decreased approximately nineteen percent, primarily due to lower rental income from property not used in operations.

     Interest income decreased approximately twenty eight percent, primarily due to lower average cash balances.

     Interest expense increased approximately eighteen percent, primarily due to interest costs on extended terms granted on customer accounts.



                           RESULTS OF OPERATIONS

1997 Compared to 1996
     Net income for the fiscal year ended May 31, 1997 was $633,588, or $.60 per share, compared to $872,048, or $.83 per share in the 1996 fiscal year. 1996 net income includes $95,154 (net of tax) or $.09 per share, from the gain on the sale of property, plant and equipment not used in operations.

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




Item 8. Consolidated Financial Statements and Supplementary Data


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Page

Report of Management                                                9

Independent Auditor's Report                                        9

Consolidated Statements of Operations and
     Retained Earnings for the years ended
     May 31, 1998, 1997 and 1996                                   10

Consolidated Balance Sheets at May 31, 1998 and 1997               11

Consolidated Statements of Cash Flows for the years
     ended May 31, 1998, 1997 and 1996                             12

Notes to Consolidated Financial Statements                      13-17

Consolidated Schedules for the years ended
     May 31, 1998, 1997 and 1996:
     II-Allowance for Collection Losses and Discounts              19

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

/s/Eugene K. Friesen
Eugene K. Friesen
Senior Vice President and Treasurer
Chief Financial Officer

Independent Auditor's Report

The Board of Directors and Shareholders
Howard B. Wolf, Inc.

  We have  audited the accompanying consolidated balance sheets of Howard
B. Wolf, Inc. and subsidiaries as of May 31, 1998 and 1997, and the related consolidated statements of operations and retained earnings, and cash flows for each of the years in the three-year period ended May 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects,the financial position of Howard B. Wolf, Inc. and subsidiaries as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998 in conformity with generally accepted accounting principles.

  We have also audited Schedule II of Howard B. Wolf, Inc. and subsidiaries for the years ended May 31, 1998, 1997 and 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Lane Gorman and Trubitt, L.L.P.
Lane Gorman Trubitt, L.L.P., Certified Public Accountants

Dallas, Texas
July 8, 1998

                            HOWARD B. WOLF, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                           Years ended May 31,

                                      1998          1997          1996
Net sales                        $14,321,914   $14,242,066   $15,213,047

Cost and expenses:
  Cost of sales                    9,487,555     9,392,340    10,132,998
  Selling, general and
    administrative expenses        4,127,553     3,820,471     3,859,302
  Provision for bad
    debt expense                     137,969       127,491        60,204
                                  13,753,077    13,340,302    14,052,504
Income from operations               568,837       901,764     1,160,543

Gain on sale of property,plant
  and equipment not used in
  operations                              -           -          144,172
Other income                          43,881        64,591        53,848
Interest income                       48,813        67,399        22,159
Interest expense                     (35,133)      (29,675)      (48,510)

Income before federal income tax     626,398     1,004,079     1,332,212
Provision for federal income tax    (224,477)     (370,491)     (460,164)

Net income                           401,921       633,588       872,048
Retained earnings-
  beginning of year                5,369,844     5,074,237     4,540,170
Cash dividends                      (337,981)     (337,981)     (337,981)

Retained earning-end of year      $5,433,784    $5,369,844    $5,074,237

Average number of shares
  outstanding                      1,056,191     1,056,191     1,056,191

Basic and diluted
 earnings per share                    $.38          $.60          $.83

                           See accompanying notes

                            HOWARD B. WOLF, INC.
                        CONSOLIDATED BALANCE SHEETS
                                  May 31,

                                   ASSETS

                                                    1998          1997
Current assets:
  Cash and cash equivalents                     $1,128,991    $1,921,415
  Accounts receivable-net                        2,530,137     2,415,244
  Inventories                                    4,620,568     3,815,653
  Prepaid expenses                                 159,322       160,994
  Refundable federal income tax                    112,813          -
  Deferred federal income tax                      234,000       214,000
                                                 8,785,831     8,527,306

Property, plant and equipment                    2,494,332     2,360,038
  Less accumulated depreciation
    and amortization                            (1,555,118)   (1,389,205)
                                                   939,214       970,833

Property, plant and equipment
  not used in operations                               678         2,718
Other assets                                        51,957        51,097
                                                $9,777,680    $9,551,954

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities      $1,975,408    $1,772,987
  Federal income tax payable                         -            40,635
    Total current liabilities                    1,975,408     1,813,622

Deferred federal income tax                         74,000        74,000

Shareholders' equity:
  Common stock,par $.33 1/3;3,000,000 shares
    authorized; 1,081,191 shares issued            360,400       360,400
  Additional paid-in capital                     2,034,088     2,034,088
  Retained earnings                              5,433,088     5,369,844
  Less common stock in treasury,
    at cost, 25,000 shares                        (100,000)     (100,000)
                                                 7,728,272     7,664,332
                                                $9,777,680    $9,551,954
                           See accompanying notes

                             HOWARD B. WOLF, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Years ended May 31

                                      1998          1997          1996
Cash flows from
 operating activities:
   Net income                     $  401,921    $  633,588    $  872,048
   Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities-
     Depreciation and amortization   174,605       150,067       152,625
     Provision for losses
       on accounts receivable        137,969       127,491        60,204
     Change in deferred
       federal income tax            (20,000)      (41,000)        2,000
   Cost on abandonment of lease        8,131           -             -
   Gain on sale of property,
       plant and equipment not
       used in operations                 -            -        (144,172)
   Net changes in operating
     assets and liabilities-
     Accounts receivable            (252,862)     (565,937)      (67,690)
     Inventories                    (804,915)      331,633      (122,426)
     Prepaid expenses                  1,671          (626)      (53,737)
     Refundable federal income tax  (112,813)          -             -
     Accounts payable and
       accrued liabilities           202,421       350,163      (420,924)
     Federal income tax payable      (40,635)       76,573       (61,594)
     Net cash provided by (used in)
         operating activities       (304,507)    1,061,952       216,334

Cash flows from investing activities:
   Other assets                         (860)       (1,432)         (830)
   Additions to property,
     plant and equipment            (149,076)      (63,111)     (241,105)
   Sale of property, plant
     and equipment not used
     in operations                         -           -         250,000
     Net cash (used in) provided
         by investing activities    (149,936)      (64,543)        8,065

Cash flows from
 financing activities:
   Cash dividends paid              (337,981)     (337,981)     (337,981)
     Net cash used by
       financing activities         (337,981)     (337,981)     (337,981)

Net increase(decrease) in cash
  and cash equivalents              (792,424)      659,428      (113,582)
Cash and cash equivalents
  at beginning of year              1,921,415    1,261,987     1,375,569

Cash and cash equivalents
  at end of year                   $1,128,991    $1,921,415    $1,261,987

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

     The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS No, 128), Earnings per Share. SFAS No. 128 established new requirements for computing and presenting earnings per share. Under the new requirements, the method previously used to compute earnings per share is changed and all prior periods presented have been restated to conform to the new requirements. The new requirements eliminate primary and fully diluted earnings per share. As a result, under the new requirements, basic and dilutive net earnings per share are the same under the Companys capital structure.

	Basic and diluted earnings per share is computed on the weighted average number of common shares outstanding during the period.

	In June 1997, the FASB released Statement of Financial Accounting
Standards No. 128 (SFAS No. 128), Earnings per Share.   SFAS No. 128
establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for the Companys fiscal year 1999. The Company believes that adoption of SFAS 130 will not have a material impact on the Companys consolidated financial statements.

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

     Cash payments  for interest  were:  1998-$35,133; 1997-$29,675;  1996-
$48,108. Cash payments for federal income taxes were: 1998-$387,925; 1997- $341,854; 1996-$519,758.

Cash and cash equivalents

     Cash and cash equivalents consist of:
                                                    1998          1997
               Cash                             $  290,833    $  945,759
               Money market funds                  207,461       400,162
               Matured funds at factor             630,697       575,494
                                                $1,128,991    $1,921,415
Credit risk

     The Company and its subsidiaries maintain cash balances at several financial institutions located in Texas. Accounts in each institution are insured by the Federal Deposit Insurance Corporation up to $100.000. Uninsured balances aggregate to approximately $855,000 at May 31, 1998, ($1,454,000 at May 31, 1997).The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

     The balance of accounts receivable factored and matured funds with a commercial factor of approximately $2,172,000 at May 31, 1998 are uninsured ($2,538,000 at May 31, 1997).

Accounts receivable

     Accounts receivable are net of allowances for collection losses and discounts of $132,546 in 1998 and $131,931 in 1997.

                            HOWARD B. WOLF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

     At  May  31,  1998  and 1997  approximately  $1,542,000 and $1,962,000 respectively, of accounts receivable were factored with a commercial factor. Approximately $707,000 and $1,133,000 were factored with recourse at May 31, 1998 and 1997, respectively.

Inventories

     Inventories consist of:                       1998          1997

               Raw materials                    $  991,748    $1,237,574
               Work-in-process                   1,067,345     1,043,457
               Finished goods                    2,561,475     1,534,622
                                                $4,620,568    $3,815,653

Property, plant and equipment

     Details of property, plant and equipment at cost and the estimated useful lives used in computing depreciation and amortization are:
                                   Estimated
                                  useful lives      1998          1997
          Property, plant and
            equipment:
            Land                           -    $  109,846    $  109,846
            Buildings               25 years       661,727       661,727
            Machinery and
              equipment           3-10 years     1,027,109       921,182
            Building and lease-
             hold improvements    4-10 years       695,650       667,283
                                                $2,494,332    $2,360,038

            Plant and equipment
              not used in operations:
                Buildings           25 years       137,005       137,005

            Less accumulated depreciation         (136,327)     (131,195)
                                                $      678     $   5,810

Accounts payable and accrued liabilities

     Accounts payable and accrued
       liabilities consist of:
                                                    1998          1997
          Accounts payable-trade                $1,667,482    $1,241,286
          Accrued compensation                     191,390       410,148
          Accrued taxes                            100,207        76,795
          Other accrued liabilities                 16,329        44,758

                                                $1,975,408    $1,772,987


                          HOWARD B. WOLF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Line of credit

     The Company has an oral agreement for a line of credit with a bank in the amount of $100,000 bearing no interest. The line is collateralized by the general assets of the company. As of May 31, 1998, amounts available under this line were $100,000. No amounts were drawn under this line of credit as of May 31, 1998.

Leases

     Certain equipment, manufacturing facilities, showrooms and factory outlet mall stores are leased for periods expiring at various dates through fiscal 2003, at aggregate annual rentals of approximately $159,000 in 1998, $103,000 in 1997 and $99,000 in 1996, which consisted entirely of minimum rentals. In most cases, management expects that in the normal course of business leases will be renewed or replaced by other leases.

     The future minimum lease payments required under operating leases that have an initial or remaining lease term in excess of one year at May 31, 1998 were as follows:
                                                   Operating
                                                     leases
               1999                                $171,030
               2000                                 159,477
               2001                                 148,023
               2002                                 104,347
               2003                                  63,544

                                                   $646,421

Shareholders' Equity

     On July 22, 1998 the Board of Directors declared a quarterly cash dividend of $.08 per share payable August 31, 1998 to shareholders of record on August 7, 1998.

Federal Income Tax

     The detail of the provision for federal income tax follows:
                                         For the years ended May 31,
                                      1998          1997          1996
         Current tax expense       $244,477      $411,491      $458,194
         Deferred tax
           (benefit) expense         20,000       (41,000)        2,000
         Provision for income tax  $224,477      $370,491      $460,194

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


                            HOWARD B. WOLF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     Total deferred tax assets and liabilities in the consolidated balance sheets are as follows at May 31,:

               Assets                 1998          1997          1996
         Bad debt reserve          $ 40,000      $ 40,000      $ 26,000
         Discount  reserve            5,000         5,000         3,000
         Inventory capitalization
           of selling, general and
           administrative costs     189,000       169,000       148,000
                                   $234,000      $214,000      $177,000
              Liabilities
         Depreciation              $ 74,000      $ 74,000      $ 78,000

     The income tax provision reconciled to the tax computed at federal statutory rates is as follows:
                                        For the years ended May 31,
                                      1998          1997          1996
         Tax at statutory rates    $212,975      $341,387      $452,951
         Tax effect on non-
           deductible items          14,620        13,472        11,906
         Other-net                   16,882        56,632        (6,663)
                                   $244,477      $411,491      $458,194

         Deferred tax
           (benefit) expense        (20,000)      (41,000)        2,000
                                   $224,477      $370,491      $460,194

  The components of deferred income tax (benefit) expense are as follows:
                                         For the years ended May 31,
                                      1998          1997          1996
         Difference between tax
           and book depreciation   $    282      $ (3,400)     $ (4,080)
         Difference between tax
           and book allowance for
              doubtful accounts        (810)      (13,430)        3,876
         Difference between tax
           and book basis of
           merchandise inventories  (20,072)      (21,809)        1,890
         Reserve for discounts          600        (2,361)          314
             Deferred tax
               (benefit) expense   $(20,000)     $(41,000)     $  2,000



Advertising costs

     The Companys policy is to expense all advertising costs in the period in which the advertising first takes place. Advertising expense was approximately $208,000, $122,000 and $155,000 for the years ended May 31, 1998, 1997 and 1996, respectively.

                            HOWARD B. WOLF, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Selected quarterly financial data (UNAUDITED)
             First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                   Ended           Ended           Ended           Ended
                Aug 31,1997     Nov 30,1997     Feb 28,1998     May 31,1998
Net sales      $3,680,093       $3,861,720      $3,276,419      $3,503,682
Gross profit    1,299,050        1,460,640       1,028,199       1,046,470
Income before
  federal
  income tax      265,460          259,988          80,217          20,733
Net income        170,196          168,996          43,682          19,047
Basic and diluted
 earnings per share  .16              .16             .04             .02
Average number
  of shares
  outstanding   1,056,191        1,056,191       1,056,191       1,056,191

               Aug 31,1996     Nov 30,1996     Feb 28,1997     May 31,1997

Net sales      $3,630,878       $3,640,522      $3,421,547      $3,549,119
Gross profit    1,218,155        1,348,966       1,183,709       1,098,896
Income before
  federal
  income tax      259,050          269,783         251,229         224,017
Net income        166,714          166,238         158,438         142,198
Basic and diluted
  earnings per share  .16              .16             .15             .13
Average number
  of shares
  outstanding   1,056,191        1,056,191       1,056,191       1,056,191



Item 9. Changes in and disagreements with accountants on accounting and financial disclosure matters

        None
                                  PART III

     The information required by items 10, 11, 12 and 13 of Part III is incorporated by reference from the indicated pages in the Company's definitive proxy statement for its annual meeting of shareholders to be held September 15, 1998.
                                                          Pages of Proxy
                                                             Statement

Item 10. Directors and Executive
           Officers of the Registrant                           3-4
Item 11. Executive Compensation                                   5
Item 12. Executive Ownership of Certain
           Beneficial Owners and Management                     2-3
Item 15. Certain Relationships and Related Transactions           7

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
     (a) 1. Financial statements and financial statement schedules
         The financial statements and schedules listed in the accompanying index to consolidated financial statements are filed as part of this annual report.
         3. Exhibits
         None
     (b) Report on Form 8-K
         No reports were filed in the fourth quarter ended May 31, 1998.

                          HOWARD B. WOLF, INC.
         SCHEDULE II-ALLOWANCE FOR COLLECTION LOSSES AND DISCOUNTS
                  Years ended May 31, 1998, 1997 and 1996
                             000's Omitted

                      Balance at   Additions   Amount               Balance
                      beginning    charged    charged   Discounts   at end
                        of year    to income    off(2)   allowed    of year
Year ended
  May 31,1998
Collection losses     $116         $  138       $136     $    -     $ 119
Discounts               16            857(1)       1        857        14
                      $132         $  995       $137     $  857     $ 133
Year ended
  May 31, 1997
Collection losses     $ 77         $  127       $ 88     $    -     $ 116
Discounts                9          1,048(1)      (7)     1,048        16
                      $ 86         $1,175       $ 81     $1,048      $ 13

Year ended
  May 31, 1996
Collection losses     $ 88         $   60       $ 72     $    -     $  77
Discounts               10          1,027(1)       1      1,027         9
                      $ 99         $1,087       $ 73     $1,027     $  86


(1) Charged to net sales.
(2) Net of recoveries.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Howard B. Wolf, Inc.

By:/s/ Robert D. Wolf
Robert D. Wolf
President
(Chief Executive Officer)
August 25,1998

By:/s/ Eugene K. Friesen
Eugene K. Friesen
Senior Vice President and Treasurer
(Principal Accounting Officer)
August 25,1998

Pursuant of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Creed L. Ford III
Creed L. Ford III
Director
August 25,1998

/s/Eugene K. Friesen
Eugene K. Friesen
Senior Vice President,Treasurer and Director
August 25,1998

/s/Joel Held
Joel Held
Director
August 25,1998

/s/Juan Villamizar
Juan Villamizar
Director
August 25,1998

/s/Howard B. Wolf
Howard B. Wolf
Chairman of the Board,Secretary and Director
August 25,1998

/s/Robert D. Wolf
Robert D. Wolf
President, Chief Executive Officer and Director
August 25,1998