Form 10-Q
period 1998-08-31
WOLF HOWARD B INC
filed 1998-09-25
CIK 108018

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended August 31, 1998

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



                            YES   X   .   NO  ____.

                 Common stock, par value $0.33 1/3 per share:
                      1,056,191 shares outstanding as of
                               September 25, 1998

                             HOWARD B. WOLF, INC.

                                     INDEX

                                                                    Page
                                                                    Number

    PART 1.      FINANCIAL INFORMATION

       Item 1. Financial Statements

      Consolidated Statements of
         Operations and Retained Earnings for the
         three-month periods ended August 31, 1998 and
         August 31, 1997 (Unaudited)..................                3

      Consolidated Balance Sheets
        August 31, 1998 (Unaudited) and May 31, 1998                  4

      Consolidated Statements of Cash Flows for the
        three-month periods ended August 31, 1998
        and August 31, 1997 (Unaudited)                               5

      Notes to Consolidated Financial Statements
      (Unaudited)... ................................                 6

  Item 2.
      Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations...................................              7 - 9

 PART II.  OTHER INFORMATION

 Item 9.
      Exhibits and Reports on Form 8-K...............                10


                       Part 1.   FINANCIAL INFORMATION

Item 1.  Financial Statement

                  HOWARD B. WOLF, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              (Unaudited)

                                    Three Months Ended
                                        August 31,
                                     1998            1997
  Net sales                     $3,148,230        $3,680,093

  Cost and expenses:
    Cost of sales                2,156,047         2,381,043
    Selling, general and
     administrative expenses       955,841         1,026,994
    Provision for
     bad debt expense               27,459            22,500

  Income from operations             8,883           249,556

  Other income                      14,097            15,539
  Interest income                    3,029            10,135
  Interest expense                 (19,700)           (9,770)
  Income before federal
    income tax                       6,309           265,460
  Provision for federal
    income tax                      (1,076)          (95,264)
  Net income                         5,233           170,196
  Retained earnings -
    beginning of period          5,433,784         5,369,844
  Cash dividends                   (84,495)          (84,495)
  Retained earnings -
    end of period               $5,354,522        $5,455,545

  Average number of
    shares outstanding           1,056,191          1,056,191

  Basic and diluted
    earnings per share             $.01               $.16

  Cash dividends per share         $.08               $.08


                 See notes to consolidated financial statements.

                      HOWARD B. WOLF, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 ASSETS
                                           August 31,        May 31,
                                              1998            1998
                                           (Unaudited)      (Audited)
  Current assets:
     Cash and cash equivalents             $  718,245       $1,128,991
     Accounts receivable - net              2,341,067        2,530,137
     Inventories                            4,308,225        4,620,568
     Prepaid expenses                         221,476          159,322
     Refundable federal income tax            140,737          112,813
     Deferred federal income tax              203,000          234,000
         Total current assets               7,932,750        8,785,831

  Property, plant and equipment             2,499,775        2,494,332
     Less accumulated depreciation

      and amortization                      (1,603,118)      (1,555,118)
                                               896,657          939,214
  Plant and equipment
     not used in operations,less
     accumulated depreciation                     678              678
  Other assets                                 51,957           51,957
                                           $8,882,042       $9,777,680

                 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
  Accounts payable and
     accrued liabilities                   $1,161,032       $1,975,408

        Total current liabilities           1,161,032        1,975,408

  Deferred federal income tax                  72,000           74,000

  Shareholders' equity:
     Common stock, par value $.33-1/3;
        3,000,000 shares authorized,
        1,081,191 shares issued               360,400          360,400
     Additional paid-in capital             2,034,088        2,034,088
     Retained earnings                      5,354,522        5,433,784
     Less common stock in treasury,
        at cost, 25,000 shares               (100,000)        (100,000)
                                            7,649,010        7,728,272
                                           $8,882,042      $ 9,777,680


Note: The consolidated balance sheet at May 31, 1998 has been taken from the audited financial statements.

             See notes to consolidated financial statements.


                      HOWARD B. WOLF, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Three Months Ended
                                                           August 31,
                                                        1998        1997
  Cash flows from operating activities
  Net income                                       $    5,233  $  170,196
  Adjustments to reconcile net income to
    net cash used in operating activities--
    Depreciation and amortization                      48,000      42,000
    Provision for losses on
      accounts receivable                              27,459      22,500
    Change in deferred federal income tax              29,000      (9,000)
  Net changes in operating assets and liabilities--
    Accounts receivable                               161,611      12,910
    Inventories                                       312,343      72,983
    Prepaid expenses                                  (62,154)    (43,030)
    Refundable federal income tax                     (27,924)          -
    Accounts payable and accrued liabilities         (814,376)   (580,403)
    Federal income tax payable                              -      91,339

      Net cash used in operating activities          (320,808)   (220,505)

  Cash flows from investing activities
    Additions to property, plant and equipment         (5,443)    (28,452)

      Net cash used in investing activities            (5,443)    (28,452)

  Cash flows from financing activities
    Cash dividends paid                               (84,495)    (84,495)

      Net cash used in financing activities           (84,495)    (84,495)

  Net decrease in cash and cash equivalents          (410,746)   (333,452)

  Cash and cash equivalents
    at beginning of period                          1,128,991   1,921,415

  Cash and cash equivalents at end of period        $ 718,245 $ 1,587,963


             See notes to consolidated financial statements.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The consolidated balance sheet as of August 31, 1998, the consolidated statements of operations and the consolidated statements of cash flows for the three-month periods ended August 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary
to present  fairly  the financial position,   results of operations and
changes in cash flows as of and for the periods ended August 31, 1998 and 1997 have been made.

Certain  information   and footnote  disclosures normally included in
financial  statements   prepared in accordance with generally accepted
accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1998 annual report to shareholders. The results of operations
for the three-month period  ended   August 31, 1998 are not necessarily
indicative of the operating results for the full year ending May 31, 1999.

                                        August 31, 1998     May 31, 1998
                                          (Unaudited)         (Audited)
  Cash and cash equivalents consist of:
          Cash                            $   246,567       $   290,833
          Money market funds                  209,720           207,461
          Matured funds at factor             261,958           630,697
                                          $   718,245        $1,128,991

  Allowances for collection
    losses and discounts are:
          Collection losses                $  118,161      $    118,609
          Discounts                            11,114            13,937
                                           $  129,275      $    132,546

  Inventories consist of:
          Raw materials                   $  1,084,733      $   991,748
          Work-in-process                      492,794        1,067,345
          Finished goods                     2,730,698        2,561,475
                                          $  4,308,225      $ 4,620,568

  Accumulated depreciation on
    plant and equipment
    not used in operations is:            $    136,327      $   136,327


  Accounts payable and accrued
    liabilities consist of:
          Accounts payable - trade        $    887,844      $ 1,667,482
          Accrued compensation                 110,760          191,390
          Accrued taxes                        146,460          100,207
          Other accrued liabilities             15,968           16,329
                                          $  1,161,032      $ 1,975,408

  Provision for federal income
    tax detail is:
          Current tax expense             $    (27,924)     $   244,477
          Deferred tax benefit                  29,000          (20,000)
                                          $      1,076      $   224,477

  Cash flow information:
          Cash payments for interest      $     19,700      $    35,133
          Cash payments for
            federal income taxes          $     33,000      $   387,925

Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations

 LIQUIDITY AND CAPITAL RESOURCES

Working capital at August 31, 1998  was $6,771,718, a decrease  of
$38,705 from May  31, l998.   Cash and  cash equivalents  decreased
approximately thirty-six percent during the three-month period ended
August 31, 1998.   Cash  was used  to fund  normal working  capital
requirements, including acquisition of property, plant and equipment additions, payment of dividends and payment of matured accounts
payable and  accrued liabilities.   Accounts  receivable  decreased
approximately seven percent primarily due to the timing of shipments during the quarter. Inventories decreased approximately seven percent. Accounts payable and accrued liabilities decreased approximately forty-one percent primarily due to payment of normal maturities and accrued expenses during the three-month period.

The current ratio at August 31, 1998 is 6.8 to  1 (4.4 to 1 at May 31,
1998). Total liabilities to assets equals fourteen percent (twenty-one percent at May 31, 1998).

The Company factors its accounts receivable with a commercial factor on a matured basis. (Funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days). The factor establishes a credit line per customer on a non-recourse basis. Credit extended by the Company in excess of the credit line is factored on a recourse basis.

Capital acquisition  and improvement  expenditures totaled   $5,443
during the  three-month  period  ended August  31,  1998.    It  is
estimated   that   approximately   $245,000   additional    capital
expenditures will be made over the next three quarters, consisting primarily of equipment and improvements to existing facilities. Funding will come from cash flows generated through operating activities. No significant disposition of equipment occurred during the three-month period ended August 31, 1998.

The Company  does  not  offer a  retirement  plan  nor  offer  post
retirement or employment benefits.   Accordingly, there will be  no
impact on the Company due to SFAS 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997.

Based on current operations and internally generated cash flows, management believes that adequate resources will be available to meet current and future liquidity requirements.

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.
The Company utilizes a number of computer programs across its entire operation. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company is devoting all resources required to resolve any significant year 2000 issues in a timely manner.

The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year ending May 31, 1999.
SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 has been adopted by the Company. There are no components of comprehensive income for the quarter ended August 31, 1998 and therefore, no change in the financial statement format for the Company as of August 31, 1998.

The FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for financial statements for periods in fiscal years beginning after December 15, 1997, but does not need to be applied to interim financial statements in the initial year of its application. SFAS No. 131 changes the way public companies report information about operating segments does not presently apply to the Company's operations. If segment reporting becomes applicable in a future period, the Company will adopt SFAS no. 131 in that period.

RESULTS OF OPERATIONS

August 31, 1998 first quarter net sales decreased approximately fourteen
percent compared to the  first quarter of the  previous year.   The
decrease resulted primarily from an overall soft demand for women's apparel.

Cost of sales, as a percentage relationship to net sales, increased approximately four percentage points from the first quarter last year. The percentage increase resulted primarily from higher discounts and allowances and the effect of lower net sales. The factory outlet mall store located in Napa, California was closed September 8, 1998 due to lower than anticipated sales.

Selling,   general    and   administrative    expenses    increased
approximately two and one-half of one percentage point as a relationship to net sales compared to last year's first quarter.
The percentage increase resulted primarily from the expenses of the two factory outlet mall stores operating in the 1998 first quarter. The provision for bad debt expense was $27,459 compared to $22,500 in 1997.

Other income decreased approximately nine percent from the first quarter last year, resulting primarily from lower rental income from property not used in operations.

Interest income decreased approximately seventy percent compared to the first quarter of the previous year due primarily to lower average cash balances.

Interest expense, compared to last year's first quarter, was approximately one-hundred-two percent higher. The increase resulted
primarily  from  factor  interest  charges  on  recourse   accounts
receivable.

The federal income tax provision effective tax rate of seventeen (17) percent differs from the statutory rate of thirty four (34) percent as a result of nondeductible life insurance premiums, nondeductible portion of meals, accelerated depreciation, capitalization of certain expenses in inventories, the difference between the doubtful account reserve and write-offs, and change in tax rates due to lower taxable income.

 Part II.   OTHER INFORMATION


 Item 9. No reports on Form 8-K were filed during the three-month period ended August 31, 1998.


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


September 25, 1998