Form 10-Q
period 1998-11-30
WOLF HOWARD B INC
filed 1999-01-13
CIK 108018

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended November 30, 1998

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



                            YES   X   .   NO  ____.

                 Common stock, par value $0.33 1/3 per share:
                      1,056,191 shares outstanding as of
                               January 13, 1999
                             HOWARD B. WOLF, INC.

                                     INDEX

                                                                    Page
                                                                    Number

    PART 1.      FINANCIAL INFORMATION

       Item 1. Financial Statements

      Consolidated Statements of
         Operations and Retained Earnings for the
         three-month and six-month periods ended
         November 30, 1998 and November 30, 1997
        (Unaudited)                                                   3

      Consolidated Balance Sheets
        November 30, 1998 (Unaudited) and May 31, 1998                4

      Consolidated Statements of Cash Flows for the
        six month period ended November 30, 1998
        and November 30, 1997 (Unaudited)                             5

      Notes to Consolidated Financial Statements                      6

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


                       Part 1.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                           HOWARD B. WOLF, INC.
       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                              (Unaudited)

                                    Three Months Ended   Six Months Ended
                                       November 30,         November 30,
                                     1998       1997      1998      1997
                                 ---------   ---------  ---------  ---------
  Net sales                     $2,641,063  $3,861,720 $5,789,293 $7,541,813

  Cost and expenses:
    Cost of sales                2,354,993   2,401,080  4,511,038  4,782,123
    Selling, general and
     administrative expenses       870,615   1,204,707  1,826,457  2,231,701
    Provision for
    bad debt expense                37,500      22,500     64,959     45,000
                                 ---------   ---------  ---------  ---------
                                 3,263,108   3,628,287  6,402,454  7,058,824
                                 ---------   ---------  ---------  ---------
  Income (loss) from operations   (622,045)    233,433   (613,161)   482,989

  Other income (expense)            (4,595)     18,512      9,502     34,051
  Interest income                    6,836      15,945      9,865     26,080
  Interest expense                  (4,814)     (7,902)   (24,514)   (17,672)
                                 ---------   ---------  ---------  ---------
  Income (loss) before
    federal income tax            (624,618)    259,988   (618,308)   525,448
  Benefit (provision)
    for federal income tax         183,155     (90,992)   182,079   (186,256)
                                 ---------   ---------  ---------  ---------
  Net income (loss)               (441,463)    168,996   (436,229)   339,192
  Retained earnings -
    beginning of period          5,354,522   5,455,545  5,433,783  5,369,844
  Cash dividends                   (84,496)    (84,496)  (168,991)  (168,991)
                                 ---------   ---------  ---------  ---------
  Retained earnings -
    end of period               $4,828,563  $5,540,045 $4,828,563 $5,540,045
                                 =========   =========  =========  =========
  Average number of
    shares outstanding           1,056,191   1,056,191  1,056,191  1,056,191

  Basic and diluted
     earnings (loss) per share   ($.42)        $.16      ($.41)      $.32

  Cash dividends per share        $.08         $.08       $.16       $.16

                 See notes to consolidated financial statements.

                              HOWARD B. WOLF, INC.
                           CONSOLIDATED BALANCE SHEETS

                                           November 30,       May 31,
          ASSETS                               1998            1998
                                           (Unaudited)       (Audited)
                                            ---------        ---------
  Current assets:
     Cash and cash equivalents             $1,061,917       $1,128,991
     Accounts receivable (net)              1,949,552        2,530,137
     Inventories                            4,029,193        4,620,568
     Prepaid expenses                         204,824          159,322
     Refundable federal income tax            190,480          112,813
     Deferred federal income tax              239,000          234,000
                                            ---------        ---------
         Total current assets               7,674,966        8,785,831

  Property, plant and equipment             2,481,852        2,494,332
     Less accumulated depreciation
     and amortization                      (1,649,439)      (1,555,118)
                                            ---------        ---------
                                              832,413          939,214
  Property, plant and equipment
     not used in operations,less
     accumulated depreciation                       0              678
  Other assets                                 51,957           51,957
                                            ---------        ---------
                                           $8,559,336       $9,777,680
                                            =========        =========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
     Accounts payable                      $1,093,626       $1,667,482
     Accrued compensation                      74,655          191,390
     Accrued taxes                            180,877          100,207
     Other accrued liabilities                 17,126           16,329
                                            ---------        ---------
        Total current liabilities           1,366,284        1,975,408

  Deferred federal income tax                  70,000           74,000

  Shareholders' equity:
     Common stock, par value $.33-1/3;
        3,000,000 shares authorized,
        1,081,191 shares issued               360,400          360,400
     Additional paid-in capital             2,034,088        2,034,088
     Retained earnings                      4,828,564        5,433,784
     Less common stock in treasury,
        at cost, 25,000 shares               (100,000)        (100,000)
                                            ---------        ---------
                                            7,123,052        7,728,272
                                            ---------        ---------
                                           $8,559,336       $9,777,680
                                            =========        =========
Note:  The consolidated balance sheet at May 31, 1998 has been taken from the audited financial statements.

             See notes to consolidated financial statements.

                              HOWARD B. WOLF, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Six Months Ended
                                                          November 30,
                                                        1998        1997
                                                    ---------   ---------
  Cash flows from operating activities:
  Net income (loss)                                $ (436,229) $  339,192
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities--
    Depreciation and amortization                      95,000      72,000
    Provision for losses on accounts
      receivable                                       64,959      45,000
    Abandonment of leasehold improvements              20,000           -
    Changes in deferred federal income tax             (9,000)      2,000
  Net changes in assets and liabilities--
    Accounts receivable                               515,625    (181,651)
    Inventories                                       591,375    (105,879)
    Prepaid expenses                                  (45,502)    (97,814)
    Refundable federal income tax                     (77,667)
    Accounts payable and accrued liabilities         (609,124)   (187,396)
    Federal income tax payable                              -     (38,669)
                                                    ---------   ---------
      Net cash provided by (used in)
        operating activities                          109,437    (153,217)

  Cash flow from investing activities:
    Additions to property, plant and equipment         (7,520)    (58,471)
                                                    ---------   ---------
      Net cash used in investing activities            (7,520)    (58,471)

  Cash flows from financing activities:
    Cash dividends paid                              (168,991)   (168,991)
                                                    ---------   ---------
      Net cash used in financing activities          (168,991)   (168,991)
                                                    ---------   ---------
  Net increase (decrease) in cash and cash
    equivalents                                       (67,075)   (380,679)

  Cash and cash equivalents at beginning of
    period                                          1,128,991   1,921,415
                                                    ---------   ---------
  Cash and cash equivalents at end of period       $1,061,917  $1,540,736
                                                    =========   =========

             See notes to consolidated financial statements.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The consolidated balance sheet as of November 30, 1998, the consolidated statements of operations and the consolidated statements of cash flows for the three-month and six-month periods ended November 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of and for the periods ended November 30, 1998 and 1997 have been made.

 Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's May 31, 1998 annual report to shareholders. The results of operations for the six-month period ended November 30, 1998 are not necessarily indicative of the operating results for the full year ending
 May 31, 1999.
                                        November 30, 1998    May 31, 1998
                                          (Unaudited)         (Audited)
                                            ---------         ---------
 Cash and cash equivalents consist of:
          Cash                            $   150,973       $   290,833
          Money market funds                  211,728           207,461
          Matured funds at factor             699,216           630,697
                                            ---------         ---------
                                          $ 1,061,917       $ 1,128,991
  Allowances for collection
    losses and discounts are:
          Collection losses               $   152,038       $   118,609
          Discounts                            10,967            13,937
                                            ---------         ---------
                                          $   163,005       $   132,546
  Inventories consist of:
          Raw materials                   $   863,417       $   991,748
          Work-in-process                     713,267         1,067,345
          Finished goods                    2,452,509         2,561,475
                                            ---------         ---------
                                          $ 4,029,193       $ 4,620,568
  Accumulated depreciation on
    property, plant and equipment
    not used in operations is:            $   136,327       $   136,327

  Provision for federal income
    tax detail is:
         Current tax (benefit) expense    $  (173,079)      $   244,477
         Deferred tax (benefit) expense        (9,000)          (20,000)
                                            ---------         ---------
                                          $  (182,079)      $   224,477
  Cash flow information:
          Cash payments for interest      $    24,514       $    35,133
          Cash payments for
            federal income taxes          $         -       $   387,925

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations

  LIQUIDITY AND CAPITAL RESOURCES

 Working capital at November 30, 1998 was $6,308,682, a decrease of $501,741 from May 31, 1998. Cash and cash equivalents decreased $67,074 during the six-month period ended November 30, 1998. Cash was used to fund normal working capital requirements, additions to property, plant and equipment, payment of dividends and payment of matured accounts payable and accrued liabilities. Accounts receivable decreased $580,585 primarily due to the timing of shipments and decline in sales during the second quarter. Inventories decreased approximately thirteen percent primarily to align with the lower sales volume. Accounts payable and accrued liabilities decreased approximately thirty-one percent primarily due to payment of normal maturities and accrued expenses during the six-month period.

 The current ratio at November 30, 1998 is 5.6 to 1 (4.4 to 1 at May 31,
 1998). Total liabilities to assets equals seventeen percent (twenty-one percent at May 31, 1998).

 The Company factors its accounts receivable with a commercial factor on a matured basis. (Funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days). The factor establishes a credit line per customer on a non-recourse basis. Credit extended by the Company in excess of the credit line is factored on a recourse basis ($1,288,990 at November 30, 1998 - $707,000 at May 31, 1998).
 Capital acquisition and improvement expenditures totaled $7,520 during the six-month period ended November 30, 1998. It is estimated that approximately $100,000 additional capital expenditures will be made over the next quarter, consisting of equipment and improvements to existing facilities. Funding will come from cash flows generated through operating activities. Leasehold improvements in the outlet mall store in Napa, California were written off totaling $20,000 and is shown in the cash flow statement as "abandonment of leasehold improvements". No other significant dispositions of equipment occurred during the six-month period ended November 30, 1998. The Company has entered into a contract of sale of its principal office and manufacturing facility in the amount of $2,500,000. If accepted, the transaction will be completed on January
 14, 1999.  A six-month leaseback was executed with the contract of sale.

 The Company does not offer a retirement plan nor offer post retirement or employment benefits. Accordingly, there will be no impact on the Company due to SFAS 106, Employers' Accounting for Post Retirement Benefits Other Than Pensions and SFAS 112, Employers' Accounting for Post Employment Benefits.

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

 The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for the Company's fiscal year ending May 31, 1999. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 has been adopted by the Company. There are no components of comprehensive income for the six-month and three-month period ended November 30, 1998 and therefore, no change in the consolidated financial statement format for the Company as of November 30, 1998.

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


 RESULTS OF OPERATIONS

 Net sales for the second quarter and six-month periods ended November 30, 1998 decreased approximately thirty-two and twenty-three percent, respectively, in each period compared to the 1997 second quarter and six-month periods. Net sales for the second quarter ended November 30, 1998 were approximately sixteen percent lower than in the preceding first quarter. The decrease in each period primarily reflects the very weak apparel sales experienced by our customers which resulted in lower shipments. The factory outlet mall store located in Napa, California was closed September 8, 1998 due to lower than anticipated sales.

 Cost of goods sold, as a percentage relationship to net sales for the second quarter and six-month periods ended November 30, 1998 increased approximately twenty-seven percentage points and fourteen percentage points, respectively, over the 1997 second quarter and six-month periods. 1998 second quarter cost of sales, as a percentage relationship to net sales, compared to the preceding first quarter was approximately twenty-one percentage points higher. The increases in each period resulted primarily from higher discounts and allowances and the effect of lower net sales.

 Selling, general and administrative expenses increased, as a percentage relationship to net sales in the second quarter and six-month periods ended November 30, 1998 and 1997, approximately two percentage points, respectively, in each period compared to the comparable periods of the preceding year.
 1998 second quarter selling, general and administrative expenses increased as a percentage relationship to net sales by approximately three percentage points as compared to the previous first quarter. The increases in each period resulted from the effect of lower net sales as actual dollar expense decreased. The provision for bad debts for the six-month periods ended November 30, 1998 and 1997 is $64,959 and $45,000, respectively.

 Other income in the second quarter and six-month periods ended November 30, 1998 increased $4,595 and 9,502, respectively, compared to the comparable periods of the preceding year. Other income decreased $18,692 in the 1998 second quarter compared to the preceding first quarter ended August 31, 1998. The decreases resulted primarily from rental income from property not used in operations and a second quarter charge of $20,000 for the Napa, California unamortized leasehold improvements which were written off.

 Interest income in the three-month and six-month periods ended November 30, 1998 decreased approximately fifty-seven percent and sixty-two percent, respectively, compared to the same periods in 1997. The decreases resulted primarily from lower cash balances. Interest income increased approximately one hundred twenty-six percent in the 1998 second quarter compared to the preceding first quarter. The increase resulted primarily due to higher second quarter average cash balances.

 For the three-month and six-month periods ended November 30, 1998 interest expense decreased approximately thirty-nine percent in each period compared to the same periods ended in 1997. Interest expense in the November 30, 1998 second quarter decreased approximately seventy-six percent compared to the preceding first quarter ended August 31,1998. The changes in each period resulted primarily from factor interest costs on recourse accounts receivable.

 The federal income tax refund effective tax rate of twenty nine percent is lower than the statutory rate (thirty four percent) as a result of nondeductible life insurance premiums, nondeductible portion of meals, accelerated depreciation, capitalization of certain expenses in inventories and the difference between the doubtful account reserve and write-offs.

           Part II.  OTHER INFORMATION

 Item 9. No reports on Form 8-K were filed during the three-month period ended November 30, 1998.

                     SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 HOWARD B. WOLF, INC.


  Eugene K. Friesen /s/
  Eugene K. Friesen
  Senior Vice President and Treasurer
  (Chief Financial Officer)



  Howard B. Wolf /s/
  Howard B. Wolf
  Chairman of the Board


  January 13, 1999