Form 10-Q
period 1999-02-28
WOLF HOWARD B INC
filed 1999-04-14
CIK 108018

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended February 28, 1999

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



                           YES   X   .   NO  ____.

                Common stock, par value $0.33 1/3 per share:
                     1,056,191 shares outstanding as of
                               April 14, 1999

                            HOWARD B. WOLF, INC.

                                    INDEX


                                                                     Page
                                                                    Number

         PART 1.      FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Statements of
                    Operations and Retained Earnings for the
                    three-month and nine-month periods ended
                    February 28, 1999 and February 28, 1998
                    (Unaudited).............................           3

                    Consolidated Balance Sheets
                    February 28, 1999 (Unaudited) and May 31,
                    1998....................................           4

                    Consolidated Statements of Cash Flows for
                    the nine-month period ended February 28,
                    1999 and February 28, 1998 (Unaudited)...          5

                    Notes to Consolidated Financial Statements
                    (Unaudited)...............................         6

          Item 2.
                    Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations...............................        7 & 8

         PART II.
                    OTHER INFORMATION

          Item 6.
                    Exhibits and Reports on Form 8-K.........          8

                       Part 1.   FINANCIAL INFORMATION


  Item 1.                          Financial Statement

                                   HOWARD B. WOLF, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                      (Unaudited)

                                           Three Months Ended               Nine Months Ended
                                     February 28,    February 28,     February 28,     February 28,
                                         1999            1998             1999             1998
                                       ---------       ---------        ---------        ----------
  Net sales.......................    $2,491,598      $3,276,419       $8,280,894       $10,818,232

  Cost and expenses:
    Cost of sales.................     3,764,261       2,248,220        8,275,299         7,030,343
    Selling, general and
      administrative expenses...         861,055         928,033        2,687,514         3,159,734
    Provision for bad debt expense        84,367          30,000          149,326            75,000
                                       ---------       ---------        ---------        ----------
                                       4,709,683       3,206,253       11,112,139        10,265,077
                                       ---------       ---------        ---------        ----------
    Income (Loss) from operations     (2,218,085)         70,166       (2,831,245)          553,155

  Loss on abandonment of assets          (69,878)           --            (89,878)             --
  Gain on sale of property, plant
    and equipment  not used
  in operations...................       240,002            --            240,002              --
  Other income............                 8,418           6,676           37,920            40,727
  Interest income...............           5,147          10,560           15,012            36,640
  Interest expense.............           (8,052)        ( 7,185)         (32,565)          (24,857)
                                       ---------       ---------        ---------        ----------
  Income (loss) before federal
    income tax                        (2,042,448)         80,217       (2,660,754)          605,665
  Federal income tax (provision)
    credit..                             724,787        ( 36,535)         906,865          (222,791)
                                       ---------       ---------        ---------        ----------
  Net income (loss)...............    (1,317,661)         43,682       (1,753,889)          382,874
  Retained earnings - beginning
    of period.....                     4,828,564       5,540,045        5,433,783         5,369,844
  Cash dividends..................          --           (84,495)        (168,991)         (253,486)
                                       ---------       ---------        ---------        ----------
  Retained earnings - end of period   $3,510,903      $5,499,232       $3,510,903       $ 5,499,232
                                       =========       =========        =========        ==========
  Average number of shares
    outstanding.....                   1,056,191       1,056,191        1,056,191         1,056,191
                                       =========       =========        =========        ==========
  Basic and diluted earnings
      earnings (loss) per share           $(1.25)           $.04           $(1.66)             $.36

  Cash dividends per share......             -              $.08             $.16              $.24


                       See notes to consolidated financial statements.

                             HOWARD B. WOLF, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                    February 28,     May 31,
                                                        1999           1998
           ASSETS                                    ---------      ---------
    Current assets:                                 (Unaudited)     (Audited)
       Cash and cash equivalents..................  $1,231,913     $1,128,991
       Accounts receivable (net)..............       1,712,323      2,530,137
       Inventories..............................     1,377,901      4,620,568
       Prepaid expenses..........................      112,638        159,322
       Refundable federal income tax ............    1,035,131        112,813
       Deferred federal income tax benefit.......      118,000        234,000
                                                     ---------      ---------
           Total current assets...................   5,587,906      8,785,831

    Property, plant and equipment.................   2,496,881      2,494,332
       Less accumulated depreciation and
         amortization.............................  (1,782,771)    (1,555,118)
                                                     ---------      ---------
                                                       714,110        939,214
    Property, plant and equipment not used in
      operations, less accumulated depreciation...         -              678

    Other assets..................................      51,957         51,957
                                                     ---------      ---------
                                                    $6,353,973     $9,777,680
                                                     =========      =========
           LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Accounts payable.........................    $  293,902     $1,667,482
       Accrued compensation.....................        68,972        191,390
       Accrued taxes............................        85,887        100,207
       Other accrued liabilities.............           30,821         16,329
                                                     ---------      ---------
          Total current liabilities...........         479,582      1,975,408

    Deferred federal income tax..............           69,000         74,000

    Shareholders' equity:
       Common stock, par value $.33-1/3;
          3,000,000 shares authorized,
          1,081,191 shares issued...............       360,400        360,400
       Additional paid-in capital...............     2,034,088      2,034,088
       Retained earnings........................     3,510,903      5,433,784
       Less common stock in treasury,
          at cost, 25,000 shares................      (100,000)      (100,000)
                                                     ---------      ---------
                                                     5,805,391      7,728,272
                                                    $6,353,973     $9,777,680
                                                     =========      =========

  Note: The consolidated balance sheet at May 31, 1998 has been taken from the audited financial statements.

                See notes to consolidated financial statements.

                             HOWARD B. WOLF, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                         Nine Months Ended
                                                    February 28,  February 28,
                                                       1999          1998
                                                     ---------     ---------
    Cash flows from operating activities:
    Net income (loss)........................      ($1,753,889)   $  382,874
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities--
      Depreciation and amortization.........           144,662       117,000
      Provision for losses on accounts receivable      149,326        75,000
      Deferred federal income tax...........           111,000        (3,000)
      Abandonment of leasehold improvements             89,878           -
      Gain on sale of property, plant and equipment
         not used in operations..............         (240,002)          -
    Net changes in operating assets and liabilities--
      Accounts receivable...............               668,487       (62,495)
      Inventories..................                  3,242,667      (280,511)
      Prepaid expenses.............                     46,684       (66,155)
      Refundable federal income tax                   (922,318)          -
      Accounts payable and accrued liabilities..    (1,495,826)     (633,477)
      Federal income tax payable......                     -         (97,134)
                                                     ---------     ---------
         Net cash  provided by (used in)
           operating activities...................      40,669      (567,898)
                                                     ---------     ---------
    Cash flows from investing activities:
      Additions to property, plant and equipment...     (8,758)      (91,021)
      Proceeds from sale of property, plant and
        equipment not used in operations...........    240,002           -
                                                     ---------     ---------
         Net cash provided (used in) investing
           activities..............................    231,244       (91,021)
                                                     ---------     ---------
    Cash flows from financing activities:
      Cash dividends paid...................          (168,991)     (253,486)
                                                     ---------     ---------
         Net cash used in financing activities...     (168,991)     (253,486)
                                                     ---------     ---------
    Net change in  cash and cash equivalents..         102,922      (912,405)

    Cash and cash equivalents at beginning of
      period..................................       1,128,991     1,921,415
                                                     ---------     ---------
    Cash and cash equivalents at end of period      $1,231,913    $1,009,010
                                                     =========     =========

                See notes to consolidated financial statements.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

  In 1952 Howard B. Wolf, Inc. began the designing, manufacturing and marketing of the HOWARD WOLF label, which consisted primarily of dresses for career and professional women who demanded smart, fashionable clothes at a competitive price. Its primary market was better women's specialty stores and department stores. Over the last several years the product line was expanded to include sportswear, blouses and larger size women's dresses and sportswear. Due to generational and societal changes in women's clothes buying habits many better women's specialty stores were experiencing a significant decline in business. In order to offset declining sales to its primary market, the Company explored marketing in Mexico and Canada, chain and catalogue distribution as well as vertical retailing by opening two pilot outlet mall retail stores in premium outlet malls. Successful marketing was never achieved in these markets. Upon continued research and study, management determined that it would be necessary to find a compatible company to acquire or merge with in order to gain sales volume and efficiencies necessary to generate acceptable profit levels. Over the last four years the Company was unable to find a suitable partner and with sales volume continuing to decline, more retail women's specialty stores going out of business and many apparel manufacturers closing, on February 3, 1999 the Board of Directors adopted a Plan of Liquidation and Dissolution to be presented to the shareholders of the Company at a duly called meeting.

  As a result of the Board of Directors recommendation to the shareholders to sell the assets of the Company, all significant assets have been sold and accordingly no provision has been made to reduce the useful lives of the assets.

  The Company will incur losses during the fourth quarter of fiscal year 1999. Based on the assumed losses in the fourth quarter and assumed future expenses of liquidation, management believes it has sufficient resources and liquidity to meet its financial obligations through the liquidation and have significant liquidity to distribute to its shareholders.

  The consolidated balance sheet as of February 28, 1999, the consolidated statements of operations and the consolidated statements of cash flows for the three-month and nine-month periods ended February 28, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of and for the periods ended February 28, 1999 and 1998 have been made. Upon approval of the Plan of Liquidation and Dissolution by the shareholders the Company will adopt the liquidation basis of accounting.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1998 annual report to shareholders. The results of operations for the nine-month period ended February 28, 1999 are not necessarily indicative of the operating results for the full year ending May 31, 1999.

                                         February 28, 1999    May 31, 1998
                                             ----------        ----------
                                             (Unaudited)        (Audited)
  Cash and cash equivalents consist of:
            Cash                            $   384,032       $   290,833
            Money market funds                  213,498           207,461
            Matured funds at factor             634,383           630,697
                                             ----------        ----------
                                            $ 1,231,913       $ 1,128,991
                                             ==========        ==========
    Allowances for collection
      losses and discounts are:
            Collection losses               $   165,900       $   118,609
            Discounts                             9,201            13,937
                                             ----------        ----------
                                            $   175,101       $   132,546
                                             ==========        ==========
   Inventories consist of:
            Raw materials                   $    68,739       $   991,748
            Work-in-process                     256,703         1,067,345
            Finished goods                    1,052,459         2,561,475
                                             ----------        ----------
                                            $ 1,377,901       $ 4,620,568
                                             ==========        ==========
    Accumulated depreciation on
      property, plant and equipment
      not used in operations is:            $         0       $   136,327
                                             ==========        ==========
    Provision for federal income
      tax detail is:
            Current tax expense (credit)    $(1,017,865)      $   244,477
            Deferred tax benefit                111,000           (20,000)
                                             ----------        ----------
                                            $  (906,865)      $   224,477
                                             ==========        ==========
    Cash flow information:
            Cash payments for interest      $    32,565       $    35,133
                                             ==========        ==========
    Cash payments for
              federal income taxes          $    -            $   387,925
                                             ==========        ==========

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operation

       LIQUIDITY AND CAPITAL RESOURCES

  Working capital at February 28, 1999 was $5,108,324, a decrease of $1,702,099 from May 31, 1998. Cash and cash equivalents increased $102,922 during the nine-month period ended February 28, 1999. The cash increase resulted primarily from the reduction of inventories $3,242,667 and accounts receivable $817,814 during the third quarter as a result of lower sales and the adoption of a plan of liquidation and dissolution by the Board of Directors on February 3, 1999 (see notes to financial statements above). Accounts payable and accrued liabilities decreased $1,495,826 primarily due to the payment of normal maturities and accrued expenses and lower purchases during the last three months of the nine-month period ended February 28, 1999.

  The current ratio at February 28, 1999 is 18 to 1 (4 to 1 at May  31,
  1998). Total liabilities to assets equals nine percent (twenty-one percent at May 31, 1998).

  The company factors its accounts receivable with a commercial factor. Prior to February 3, 1999 factoring was on a matured basis (funds are remitted by the factor upon maturity of the invoices, plus a set number of collection days) and on February 3, 1999 factoring was to changed to an "as collected" basis (funds are available to the Company as they are collected by the factor).

  Capital acquisition and improvement expenditures totaled $8,758 during the nine-month period ended February 28, 1999. During the third quarter property, plant and equipment not used in operations located in Greenville, Texas was sold. Due to the impending recommended plan of liquidation and dissolution no further capital acquisitions are planned. Upon approval by the shareholders of the Plan of Liquidation and Dissolution it is planned that by May 31, 1999 all significant capital assets will be sold. (On March 16, 1999 the Company's principal office and manufacturing facility was sold for approximately $1,700,000 and leased back through June 30, 1999 at an expected cost of $50,000.)

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

  The Company's computerized information systems will not be updated to resolve the potential impact of the year 2000 problems as the pending Plan of Liquidation and Dissolution will cause the company to cease operation and business prior to the end of 1999.

       RESULTS OF OPERATIONS

  Net sales for the 1999 third quarter decreased approximately five and six-tenths percent from the 1999 second quarter, and approximately twenty-four percent from the 1998 third quarter. Net sales for the nine-month period ended February 28, 1999 were approximately twenty-four percent lower than in the 1998 nine-month period. Sales in all periods were lower primarily due to the soft demand for women's apparel.

  Cost of sales, as a percentage relationship to net sales, for the third quarter ended February 28, 1999 increased approximately eighty-three percentage points over the 1998 third quarter and approximately sixty-two percent higher compared to the preceding second quarter. For the nine-month periods ended February 28, 1999 and 1998, cost of sales, as a percentage relationship to net sales, was approximately thirty-five percent higher in the 1999 period. The increase resulted primarily due to higher discounts and allowances experienced in the 1999 third quarter to coordinate inventories to lower sales levels.

  Selling, general and administrative expenses increased, as a percentage relationship to net sales for the third quarter and nine-month periods ended February 28, 1999 and 1998, approximately six percentage points and two percentage points, respectively, in each period over the comparable periods of the preceding year. 1998 third quarter selling, general and administrative expenses increased as a percentage relationship to net sales by approximately two percentage points compared to the previous second quarter. The increases in each period resulted primarily from the effect of lower sales and an overall reduction of selling, general and administrative expenses. The provision for bad debts for the nine-month period ended February 28, 1999 of $149,326 compares to the 1998 provision of $75,000 primarily due to the soft economic conditions experienced in the retail womens apparel sector of the economy.

  Other income in the 1999 third quarter and nine-month periods compared to the 1998 periods were approximately the same . Other income in the third quarter ended February 28, 1999 was approximately thirteen thousand dollars higher compared to the preceding second quarter ended November 30, 1998 primarily due to unamortized leasehold costs charged off in the second quarter.

  Interest income in the three-month and nine-month periods ended February 28, 1999 decreased approximately fifty- one percent and seventy-four percent, respectively, compared to the same periods in 1998. Interest income decreased approximately twenty five percent compared to the preceding second quarter. The decreases resulted primarily from lower average cash balances and slightly lower interest rates.

  For the three-month and nine-month periods ended February 28, 1999 interest expense increased approximately twelve percent and twenty-six percent, respectively, compared to the same periods ended in 1998. Interest expense in the February 28, 1999 third quarter increased approximately sixty-seven percent compared to the preceding second quarter ended November 30, 1997. The changes in each period resulted primarily from factor interest costs on recourse accounts receivable.

  The federal income tax credit effective tax rate of thirty-four and one tenth percent is approximately equal to the statutory rate (thirty four percent). The following adjustments to the book loss were approximately equal. Nondeductible life insurance premiums, nondeductible portion of meals, accelerated depreciation, capitalization of certain expenses in inventories and the difference between the doubtful account reserve and the doubtful account write-off.

                        Part II.  OTHER INFORMATION

  Item 6. Two reports on Form 8-K were filed during the three-month period ended February 28, 1999.

       Form 8-K dated February 3, 1999, Announced Plan of Liquidation and Dissolution.

       Form 8-K dated February 16, 1999, Announced sale agreement of
         Howard Wolf label.

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

  April 14, 1999