Form 10-K
period 1999-05-31
WOLF HOWARD B INC
filed 1999-08-27
CIK 108018

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THIS SECURITIES
                          0F THE EXCHANGE ACT OF 1934

  For the fiscal year ended May 31, 1999   Commission file number 1-6775

                              HOWARD B. WOLF, INC.
             (Exact name of registrant as specified in its charter)

                 Texas                                   75-0847571
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)            Identification Number)

   3710 Rawlins Street, Suite 970, Dallas, Texas         75219-4238
   (Address of principal executive offices)              (Zip Code)

                                 (214) 252-0124
                        (Registrant's telephone number)

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

       The aggregate market value of  Registrant's common stock held  by
  non-affiliates (based upon  the closing sale  price on  the   American
  Stock Exchange) on August 6, 1999 was approximately $2,410,372.

       As of August 6, 1999, there were 1,056,191 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders on September 21, 1999 are incorporated by reference into Part III.

                              HOWARD B. WOLF, INC.
                                   FORM 10-K

                                 ANNUAL REPORT
                     FOR THE FISCAL YEAR ENDED MAY 31, 1999

                                    PART I

  Item 1. Business

  General

       Howard B. Wolf, Inc. (the "Company") was incorporated under the laws of the State of Texas in 1952. Prior to May 6, 1999 the Company designed, manufactured and sold women's fashion apparel consisting of dresses, suits, shirts and coordinated groups of sportswear. These fashions were marketed, primarily through independent sales representatives, under the labels: HOWARD WOLF DRESSES, HOWARD WOLF SPORTSWEAR, HOWARD WOLF W, ERNESTO W and PRET-A-PORTE. These products were sold principally to better women's specialty stores and department stores throughout the United States and in Canada and Mexico. The Company designed and manufactured its products, using domestic independent sewing contractors for most of its sewing operations. Strict quality control was maintained giving the Company an industry-wide reputation for providing outstanding quality and service.

       The Company has not conducted any on-going operations since May 6, 1999, when the Company's shareholders approved a Plan of Liquidation and Dissolution at a special shareholder meeting. The Company is expected to be fully liquidated by September 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-FINANCIAL CONDITION-Liquidity and Capital Resources".

  Employees

       As of May 31, 1999 the Company had five full-time and three part-time employees. From February through May 31, 1999 all other employees severed their employment with the Company as their particular job function was completed. One week of vacation pay was paid to each full-time employee together with severance pay which was based on one weeks pay for each year of service up to a maximum of ten. In order to retain employees until their specific job function was completed, the employee retained was paid a bonus equal to fifty percent of their regular pay during the extended period. The total amount paid for vacation, severance and continuing bonus to all employees was approximately $350,000. The Company had no employees represented by a union and believes that it always enjoyed good relations with its employees.

  Item 2. Properties

       On March 16, 1999 a sale of the Company's principal office and manufacturing facility at 3809 Parry Avenue, Dallas, Texas was executed and a leaseback of the facility was entered into for the period March 16, 1999 through June 30, 1999. Effective June 24, 1999 an office of approximately 1,000 square feet was leased for three years, through June 30, 2002, in order to complete the liquidation and dissolution of the Company.

      The Company sold the facility it owned in Greenville, Texas, in February 1999 which was leased to a nonrelated entity and was shown in the balance sheet as property, plant and equipment not used in operations.

       The Company had one short-term lease of a permanent showroom in the Apparel Mart in Atlanta at May 31, 1999. This lease was cancelled effective July 31, 1999 and the Company has no further rights or liability in the lease.

       All of the machinery, equipment, furniture and fixtures used in the operation of the business were either sold or disposed of by May 31, 1999 except for three desks, eleven file cabinets and four personal computers required in the new office in order to complete the liquidation and dissolution of the Company.

  Item 3. Legal Proceedings

       The Company is not involved in any material litigation.

  Item 4. Submission of Matters to a Vote of Security Holders

       A special shareholders meeting was held May 6, 1999 where the shareholders voted to adopt the Plan of Liquidation and Dissolution of the Company. Out of the 72.7 percent of the shareholders voting,
  72.4 voted FOR the adoption of the Plan and .3 percent voted AGAINST the adoption of the Plan.

                               PART II

  Item  5.  Market  for  the  Registrant's  Common  Equity  and  Related
  Stockholder Matter

       The common stock of the Company is traded on the American Stock Exchange. The following table gives the high and low sales prices and the amount of dividends paid for the fiscal quarters indicated:

         1999           Date ended           High      Low     Dividend
     First quarter    August 31, 1998       $5 3/4    $5 1/4    $ .08
     Second quarter  November 30, 1998       5 7/16    4 3/8      .08
     Third quarter   February 28, 1999       4 5/8     3 1/8        -
     Fourth quarter     May 31, 1999         4 1/2     3 1/2        -

         1998           Date ended           High      Low     Dividend
     First quarter    August 31, 1997       $6 1/2    $5 3/8    $ .08
     Second quarter  November 30, 1997       6 1/2     5 13/16    .08
     Third quarter    February 28, 1998      6 1/4     5 1/2      .08
     Fourth quarter     May 31, 1998         6 1/4     5 1/2      .08

       The Company's common stock closed at $4.00 on August 6, 1999.

       As of August 6, 1999, there were 220 holders of record of the Company's common stock. The Company paid dividends during fiscal years 1998 and the first two quarters of 1999. There are no restrictions on the Company's ability to pay dividends other than those provided by statute. The payment of dividends was reviewed each period by the Board of Directors taking into consideration earnings, business requirements and economic conditions. No dividends were declared during the last two quarters of the fiscal year ended May 31, 1999 nor subsequent to May 31, 1999.

  Item 6. Selected Consolidated Financial Data

       The following table summarizes certain information contained in or derived from the Consolidated Financial Statements and Notes thereto.
                    (Not covered by Independent Auditors' Report)

                          For the
                        period ended
                        June 1, 1998
                          through         Fiscal years ended May 31,
                        May 5, 1999   1998      1997      1996     1995
                            -----    ------    ------    ------   ------
  Net sales                $9,408   $14,322   $14,242   $15,213  $14,436
  Income (loss) before
   federal income tax      (2,332)      626     1,004     1,332    1,220
  Provision (credit) for
   federal income tax        (499)      224       370       460      431
  Net income (loss)        (1,833)      402       634       872      789
  Basic and diluted
   earnings(loss)per share  (1.74)      .38       .60       .83      .75
  Cash dividends
   per common share           .16       .32       .32       .32      .30
  Total assets              6,083     9,778     9,552     8,834    8,796

  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                              FINANCIAL CONDITION

  Liquidity and Capital Resources

       The Plan of Liquidation and Dissolution ("the Plan") (set forth in detail as APPENDIX A in the proxy material dated May 6, 1999 mailed to all shareholders) was adopted by the shareholders on May 6, 1999 at a duly called meeting.

       On February 3, 1999 the Board of Directors recommended to the shareholders that they adopt the Plan in order to preserve and maximize shareholder value. The shareholders met May 6, 1999 and voted to adopt the Plan as recommended by the directors. As a result of the recommendation and approval of the Plan the Company did not engage in any business activities except for completion of its business and affairs and preserving the value of its assets. All assets are to be sold under the plan, and all debts and liabilities, whether fixed or contingent, will either be paid when due or be provided for.

      Under the Texas Business Corporation Act, Howard B. Wolf, Inc. will continue as a corporate entity for a period of three years after the effective date of the dissolution or for such longer period as the Texas Court determines, for the purpose of completing its business and affairs, but not for the purpose of continuing its business. During this three year period the net assets will be distributed in accordance with the Plan as soon as the Board of Directors, in its sole judgment, deems to be prudent and in the best interests of the shareholders.

       As a result of the adoption of the Plan, after June 1, 1999 the Company's income and expenses now consist principally of (i) investment income on cash equivalents, (ii) collection of accounts and notes receivable and (iii) corporate expenses, primarily salaries, professional fees, office rent and expenses and necessary costs related to winding up the affairs of the Company. During the period of liquidation the directors and officers are authorized to implement and carry out the provisions of the Plan and will receive compensation for their services.

       The Board of Directors plans to authorize a partial liquidating distribution to shareholders of record on September 30, 1999 of $4.00 per share. This distribution is planned to be issued to shareholders as soon as the federal income tax refund is received. At such time as the Board has determined that all claims and liabilities have been identified and paid or provided for, the Board will determine a record date and issue a final liquidating distribution. As a result of the implementation of the Plan it is probable that the American Stock Exchange would delist the company's common stock.

       During the liquidating period, certain corporate expenses will continue to be incurred and investment income will continue to be earned on existing invested funds. The Board of Directors may determine that the amount of funds available for ultimate distribution to shareholders may be increased by transferring all of the Company's remaining assets into a liquidating trust, in which case the trustees would be responsible for liquidating all remaining assets, paying all liabilities and making any distributions to the shareholders.

        Based the following estimates the Company believes that its future investment income and asset liquidations will exceed its operating expenses and other costs during the liquidating period as shown below.

                               Proforma (unaudited)

  Fiscal year ending May 31,       2000       2001       2002       Total
                                ---------    -------    -------    ---------
  Beginning cash balance       $3,772,000   $339,000   $232,000   $3,772,000


  Cash receipts:
     Collection of receivables    575,000     75,000     25,000      675,000
     Investment income             75,000     25,000     10,000      110,000
     Tax refund                   677,000          0          0      677,000
     Miscellaneous receipts        70,000          0          0       70,000
                                ---------    -------    -------    ---------
          Total cash receipts   1,397,000    100,000     35,000    1,532,000
                                ---------    -------    -------    ---------
     Total cash available       5,169,000    439,000    267,000    5,304,000

  Cash requirements:
     Office operations
       and expenses                70,000     40,000     32,000      142,000
     Professional fees             40,000     25,000     15,000       80,000
     Salaries                     200,000     60,000     40,000      300,000
     Shareholder/SEC/AMEX costs    20,000     10,000     10,000       40,000
     Taxes and reserves           275,000     72,000     91,000      438,000
                                ---------    -------    -------    ---------
       Total cash requirements    605,000    207,000    188,000    1,000,000
                                ---------    -------    -------    ---------
  Cash available
    for distribution            4,564,000    232,000     79,000    4,304,000

  Distribution to shareholders  4,225,000      -         79,000    4,304,000
                                ---------    -------    -------    ---------
  Ending cash balance          $  339,000   $232,000   $      -   $        -
                                =========    =======    =======    =========

  Inflation

       Because of the Company's current plans to liquidate its assets, pay all of its liabilities, distribute all of the remaining cash to its shareholders and dissolve within the next three years, the effects of inflation on the Company are believed to be minimal.

  Year 2000 Disclosure

       The Company is  working to resolve  the potential  impact of  the year 2000 on  the ability  of the  Company's computerized  information systems to accurately process information that may be  date-sensitive.
  Any of the Company's programs that recognize a date using "00" as  the year 1900 rather than the year  2000 could result in errors or  system failures.  Due to the liquidation and dissolution process, the Company now utilizes only one computer system which is year 2000 compliant and is obtaining year  2000 certifications  from companies  upon which  it relies for critical information.  Management does not believe that its very limited  operations  will  be adversely  impacted  by  year  2000 computer problems.


                          RESULTS OF OPERATIONS

  1999 Compared to 1998

       In 1952 Howard B. Wolf,  Inc. began the designing,  manufacturing and marketing of the HOWARD WOLF  label, which consisted primarily  of
  dresses  for  career  and  professional  women  who  demanded   smart,
  fashionable clothes at a competitive price.   The Company developed  a
  design staff and production facilities to insure the look and  quality
  of its  products.   Its primary  market was  better women's  specialty
  stores and  department stores.   HOWARD  WOLF  fashions carved  out  a
  unique niche in the market place and became a prestigious label  among
  discriminating consumers.   As consumer demand  changed in the  market
  place, the  Company introduced  the HOWARD  WOLF SPORTSWEAR  label  in
  1972.  Maintaining most of their  profile and marketplace, the  HOWARD
  WOLF labels enjoyed much success.  Additional labels - PRET-A-PORTE  -
  dresses and sportswear  and ERNESTO W.  blouses -  were introduced  in
  1969 and  1976, respectively.    In 1993,  the  HOWARD WOLF  W  label,
  featuring dresses  and sportswear  in  fashionable larger  sizes,  was introduced.  Due to a lack of sales volume, the three latter mentioned labels were primarily  relegated to serve  certain stores that  placed special request orders.

       In 1994  management  recognized that  the  Company's  traditional
  target  distribution  channels,  i.e.  independent  retail   specialty
  stores, were  experiencing a  decline in  volume  and that  many  were opting to close their doors.  The company engaged a consulting firm to analyze all  aspects of  its operations  and markets  with a  view  to
  reposition itself  for  growth  over  the  next  decade.    Management
  concluded that the best  course of action was  to continue to  broaden the Company's market base by gaining a greater penetration in selected geographical territories  and increase  its  marketing in  Canada  and
  Mexico.  In addition, steps were taken to develop chain and  catalogue distribution.

       The  desired  volume  was  not  achieved  in  these  geographical
  territories,  and  initial  export   distribution  was  soon   reduced
  dramatically by  the  peso  devaluation in  Mexico  and  the  economic
  downturn in Canada.   However, the volume of  such exports never  made
  any material contribution to  the Company.   The development of  chain
  and catalogue sales was moderately successful, but profit margins were unacceptably low in this segment of business.

       In the 1980's  the Company  closed all  of its  non-headquarters'
  factories in order to gain  cost efficiencies and quicker  turn-around
  time in  production.   Independent  sewing contractors  were  utilized
  together with limited offshore production.  In order to gain the  cost
  efficiencies  considered   necessary   to  be   competitive   in   the
  marketplace,  the  Company  sought  to  take  advantage  of   offshore
  production.

       In the mid-1990's, the Company continued to experience the erosion of its primary marketplace as more and more independent women's specialty stores closed and many of the remaining stores were placing smaller and smaller orders. Changes in generational and societal buying habits of women were among the reasons for the stores' lower sales. Upon continued research and study, management determined that it would be necessary to try to find a compatible company to acquire or to merge with in order to gain both sales volume and the efficiencies necessary to generate acceptable profit levels. In 1996, the number one consulting firm in the apparel industry was engaged to explore the entire marketplace, both domestic and international, for the best candidate for acquisition or merger. After a two-year search a compatible partner had not been found.

       In 1997, the Company did extensive research on vertical retailing and opened two pilot HOWARD WOLF outlet mall retail stores in  premium
  outlet malls  in  Napa,  California and  Las  Vegas,  Nevada.    After
  approximately  a  year  and  one-half   of  operations  in  Napa   and
  approximately eleven  months of  operations in  Las Vegas,  profitable sales volumes were not achieved and both stores were closed.

       Sales  orders  booked   for  the   Fall  1998   season  and   the
  Holiday/Cruise 1998 season continued to be below desired levels.   The
  Company's operation for the first quarter  ended August 31, 1998  were at a break-even profit level.  Sales orders booked for the Spring 1999
  season were  approximately forty  percent lower  than in  1998.   This
  lower sales volume contributed to the  Company's loss of $441,000  for the quarter ended November 30, 1998.

       Management again scrutinized  all of the  Company's business  and concluded that in the foreseeable future little change, if any,  would be forthcoming in its niche in the fashion industry.  Many  department
  stores  and  discount  volume  stores  became  deeply  entrenched   in
  obtaining their  own private  label brands   thus  making them  direct
  competitors.  Management also noted that several apparel manufacturers throughout the country were closing.

       With the  amount of  1999 Spring  and Summer  orders booked,  the
  Company's loss from operations in the  third quarter was projected  to
  be even greater than  in the second quarter.   Again, one more  effort
  was made to find  a strategic partner.   When this failed,  management
  recommended to the Board  of Directors that in  the best interests  of the shareholders, the Company should meet its obligations to its loyal customers by completing the production and shipment of the 1999 Spring and 1999 Summer seasons and then present to the shareholders a Plan of
  Liquidation and Dissolution.   After intense  study and research,  the
  Board of Directors approved a press release to inform the shareholders and financial community  of the decision  to recommend a  Plan to  the shareholders and  to  take the  necessary  action to  call  a  special
  shareholders meeting.   The meeting was  duly called and  held May  6,
  1999 wherein the shareholders voted to  adopt the Plan of  Liquidation and Dissolution as recommended by the Board of Directors.

       In February 1999, the Company sold its facility in Greenville, Texas for $237,000. This facility had been leased to a non-related entity and was not used in the Company's operations.

       The Company entered into a contract to sell its Parry Avenue property in Dallas, Texas in February 1999 to an unrelated buyer for $1,700,000 cash. This transaction closed on March 16, 1999 at which time the Company leased back the property until June 30, 1999.

       On February  16,  1999,  the  Company  entered  into  a  purchase
  agreement  (the  "Purchase  Agreement")  with  Jean  St.  Germain,   a
  California corporation ("JSG") pursuant to which the Company agreed to sell JSG all of the assets necessary to produce salesman's samples  of the Howard Wolf  Fall 1999  collection and  its intellectual  property
  (all trademarks and labels) for $250,000.  All conditions of the  sale have been met by the  company and the company has received $75,000  of the sales price, with the remaining $175,000 to be paid by the end  of
  November 1999.

       The Company  had net  sales of  $9,591,388  and incurred  a  loss before federal income tax of $2,754,739, and a net loss of $2,255,416, or a basic and diluted loss per share of $2.14 during the fiscal  year
  ended May 31, 1999.    This compares  to  fiscal  year ending May  31,
  1998 net sales  of $14,321,914, income  before federal  income tax  of
  $626,398 and net income of $401,921, or basic and diluted earnings per
  share of $.38.   The results of operations  for fiscal year ended  May
  31, 1999  compared to  fiscal  year ended  May  31, 1998  reflect  the adoption and implementation of the Plan of Liquidation and Dissolution adopted by the shareholders on May 6, 1999.


  1998 Compared to 1997

       Net income for the fiscal year  ended May 31,  1998 was $401,921,
  or $.38 per share,  compared to   $633,588, or $.60  per share in  the
  1997 fiscal year.  Income before federal  income tax  was $626,398  in
  1998  versus income before federal income tax of $1,004,079 in 1997.

       Net  sales  totaled  $14,321,914   for  the  1998  fiscal   year,
  approximately one-half of one percent over  the previous year.   Sales
  to retail customers  were $13,834,387.   First year net  sales in  the
  "factory" outlet mall stores were $487,527 and operations resulted  in a loss of $233,340.

       Cost  of  sales  increased  .3  percent  to  66.2  percent  as  a
  percentage relationship  to   net sales.    The   percentage  increase
  resulted  primarily  from  product  sales  mix  and  increased   sales
  allowances.

       Selling,   general   and   administrative   expenses    increased
  approximately two percentage points as  a percentage relationship   to
  net   sales.  The  percentage increase  resulted  primarily  from  the operations of the "factory" outlet mall stores.  The provision for bad debt expense increased to $137,969 from $127,491 in 1997.

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

  Item 8. Consolidated Financial Statements and Supplementary Data


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page

  Report of Management                                                9

  Independent Auditors' Report                                       10

  Consolidated Statement of Net Assets
       in Liquidation at May 31, 1999                                11

  Consolidated Statement of Changes in Net
       Assets in Liquidation for the period
       May 6, 1999 through May 31, 1999                              12

  Consolidated Balance Sheet at May 31, 1998                         13

  Consolidated Statements of Operations and Retained
       Earnings for the period June 1, 1998 through
       May 5, 1999 and the years ended May 31, 1998 and 1997         14

  Consolidated Statements of Cash Flows for the
       period June 1, 1998 through May 5, 1999 and
       the years ended May 31, 1998 and 1997                         15

  Notes to Consolidated Financial Statements                      16-22

  Consolidated Schedules for the years ended
       May 31, 1999, 1998 and 1997:
       II-Allowance for Collection Losses and Discounts              23

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

     The Board of Directors selects an  Audit Committee composed of  two
  directors.   The committee  meets  periodically with  the  independent
  auditors to review the  scope  and   results of the audit,  principles
  applied  in  financial  reporting,   and  financial  and   operational
  controls.   The independent  auditors and  corporate accountants  have free access  to the  audit committee,  who are  not employees  of  the company.  On the recommendation of  the Audit Committee, the Board  of
  Directors selects and engages the independent auditors.

  /s/Eugene K. Friesen
  Eugene K. Friesen
  Senior Vice President and Treasurer
  Chief Financial Officer

  Independent Auditors' Report

  The Board of Directors and Shareholders
  Howard B. Wolf, Inc.

    We have  audited  the  accompanying consolidated  statement  of  net assets in liquidation of Howard B. Wolf, Inc. and subsidiaries at  May
  31, 1999, the related consolidated statement of changes in net  assets in liquidation for  the period May  6, 1999 to  May 31,  1999 and  the consolidated statements of operations  and retained earnings and  cash flows  for  the  period  June  1,  1998  through  May  5,  1999  (pre-
  liquidation).    In  addition,   we  have  audited  the   accompanying
  consolidated  balance  sheet   at  May  31,   1998  and  the   related
  consolidated statements of operations  and retained earnings and  cash flows for each of the years in the two-year period ended May 31, 1998.
  These  consolidated financial statements are the responsibility of the
  Company's management.  Our responsibility is to express an opinion  on these consolidated financial statements based on our audits.

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

    As described in the "Summary of Accounting Policies" footnote to the consolidated financial statements, the shareholders of Howard B, Wolf,
  Inc. approved a plan of liquidation and dissolution on May 6, 1999 and
  the Company commenced  liquidation on  that date.   As  a result,  the
  Company has changed its basis of accounting for periods subsequent  to
  May 5, 1999 to the liquidation basis  of accounting.  Accordingly, the carrying values of the remaining assets at May 31, 1999 are  presented at estimated realizable  values and all  liabilities are presented  at estimated settlement amounts.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Howard B. Wolf, Inc. and subsidiaries at May
  31, 1999, the changes in its consolidated net assets in liquidation from May 6, 1999 to May 31, 1999, the results of its operations and its cash flows for the period June 1, 1998 to May 5, 1999, the financial position of Howard B. Wolf, Inc. and subsidiaries at May 31, 1998, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended May 31, 1998, in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph.

    We have also audited Schedule II of Howard B. Wolf, Inc. and subsidiaries for the years ended May 31, 1999, 1998 and 1997. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.

  /s/ Lane Gorman Trubitt, L.L.P.
  Lane Gorman Trubitt, L.L.P., Certified Public Accountants

  Dallas, Texas
  July 29, 1999


                              HOWARD B. WOLF, INC.
                       CONSOLIDATED STATEMENT OF NET ASSETS
                                  May 31, 1999


            ASSETS
              Cash and cash equivalents                     $3,771,529
              Accounts and note receivable - net               941,597
              Prepaid expenses                                  34,199
              Refundable federal income tax                    676,624
              Property and equipment - net                      13,870
              Other assets                                      51,957
                                                             ---------
                 Total assets                                5,489,776

            LIABILITIES
              Accounts payable and accrued liabilities         185,911
                                                             ---------
            Net assets in liquidation at May 31, 1999       $5,303,865
                                                             =========
                             See accompanying notes

                               HOWARD B. WOLF, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                  For the Period
                        May 6, 1999 through May 31, 1999

                  Revenues
                    Net sales                               $  183,266
                    Interest income                             16,816
                                                             ---------
                                                               200,082
                  Costs and expenses
                    Cost of sales                              281,123
                    Selling, general and
                      administrative expenses                  304,693
                    Provision for bad debt expense              33,349
                    Interest expense                             2,843
                                                             ---------
                                                               622,008
                                                             ---------
                  Decrease in net assets for the period       (421,926)

                  Net assets at May 5, 1999                  5,725,791
                                                             ---------
                  Net assets at May 31, 1999                $5,303,865
                                                             =========

                               See accompanying notes


                               HOWARD B. WOLF, INC.
                           CONSOLIDATED BALANCE SHEET
                                   May 31, 1998

                            ASSETS
                Current assets:
                  Cash and cash equivalents                 $1,128,991
                  Accounts receivable - net                  2,530,137
                  Inventories                                4,620,568
                  Prepaid expenses                             159,322
                  Refundable federal income tax                112,813
                  Deferred federal income tax                  234,000
                                                             ---------
                                                             8,785,831
                                                             ---------

                Property, plant and equipment                2,494,332
                  Less accumulated
                    depreciation and amortization           (1,555,118)
                                                             ---------
                                                               939,214

                Plant and equipment
                  not used in operations - net                     678
                Other assets                                    51,957
                                                             ---------
                                                            $9,777,680
                                                             =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY

              Current liabilities:
                Accounts payable and accrued liabilities    $1,975,408

              Deferred federal income tax                       74,000

              Shareholders' equity:
                Common stock, par  $.33 1/3; 3,000,000
                  shares authorized; 1,081,191 shares issued   360,400
                Additional paid-in capital                   2,034,088
                Retained earnings                            5,433,784
                Less common stock in treasury,
                  at cost, 25,000 shares                      (100,000)
                                                             ---------
                                                             7,728,272
                                                             ---------
                                                            $9,777,680
                                                             =========
                             See accompanying notes

                           HOWARD B. WOLF, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                June 1, 1998
                                  through           Fiscal years ended
                                May 5, 1999     May 31, 1998  May 31, 1997
                                 ---------        ----------    ----------
  Net sales                     $9,408,122       $14,321,914   $14,242,066

  Costs and expenses:
    Cost of sales                9,632,812         9,487,555     9,392,340
    Selling, general and
      administrative expenses    3,033,892         4,127,553     3,820,471
    Provision for bad
      debt expense                 207,275           137,969       127,491
                                 ---------        ----------    ----------
                                12,873,979        13,753,077    13,340,302
                                 ---------        ----------    ----------
  Income (loss) from operations (3,465,857)          568,837       901,764

  Loss on abandonment of assets     (9,366)               -             -
  Gain on sale of assets         1,111,178                -             -
  Other income                      38,023            43,881        64,591
  Interest income                   32,514            48,813        67,399
  Interest expense                 (39,305)          (35,133)      (29,675)
                                 ---------        ----------    ----------
  Income (loss) before
    federal income tax          (2,332,813)          626,398     1,004,079
  (Provision) credit
    for federal income tax         499,323          (224,477)     (370,491)
                                 ---------        ----------    ----------
  Net income (loss)             (1,833,490)          401,921       633,588
  Retained earnings-
    beginning of period          5,433,784         5,369,844     5,074,237
  Cash dividends                  (168,991)         (337,981)     (337,981)
                                 ---------        ----------    ----------
  Retained earnings-end
    of period                   $3,431,303        $5,433,784    $5,369,844
                                 =========         =========     =========
  Average number of
    shares outstanding           1,056,191         1,056,191     1,056,191
                                 =========         =========     =========
  Basic and diluted
   earnings (loss) per share        $(1.74)             $.38          $.60
                                 =========         =========     =========
  Dividends paid per share            $.16              $.32          $.32
                                 =========         =========     =========
                             See accompanying notes

                               HOWARD B. WOLF, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   June 1, 1998
                                      through           Fiscal years
                                    May 5, 1999   May 31, 1998  May 31, 1997
                                     ----------     ---------     ---------
  Cash flows from
   operating activities:
     Net income (loss)              $(1,833,490)   $  401,921    $  633,588
     Adjustments to reconcile net
     income (loss) to net cash
     provided by (used in)
     operating activities-
       Depreciation and amortization    170,259       174,605       150,067
       Provision for losses
         on accounts receivable         207,275       137,969       127,491
       Change in deferred
         federal income tax             160,000       (20,000)      (41,000)
       Abandonment of assets              9,366         8,131            -
       Gain on sale of property,
         plant and equipment         (1,111,178)           -             -
     Net changes in operating
       assets and liabilities-
       Accounts and note receivable   1,564,531      (252,862)     (565,937)
       Inventories                    4,620,568      (804,915)      331,633
       Prepaid expenses                 125,123         1,671          (626)
       Refundable federal income tax   (563,811)     (112,813)           -
       Accounts payable and
         accrued liabilities         (1,798,096)      202,421       350,163
       Federal income tax payable            -        (40,635)       76,573
                                     ----------     ---------     ---------
       Net cash provided by (used in)
           operating activities       1,550,547      (304,507)    1,061,952

  Cash flows from investing activities:
     Other assets                            -           (860)       (1,432)
     Additions to property,
       plant and equipment              (18,200)     (149,076)      (63,111)
     Sale of property,
       plant and equipment            1,864,034            -             -
                                     ----------     ---------     ---------
     Net cash provided by (used
         in) investing activities     1,845,834      (149,936)      (64,543)

  Cash flows from
   financing activities:
     Cash dividends paid               (168,991)     (337,981)     (337,981)
                                     ----------     ---------     ---------
       Net cash used in
         financing activities          (168,991)     (337,981)     (337,981)
                                     ----------     ---------     ---------
  Net increase(decrease) in cash
    and cash equivalents              3,227,390      (792,424)      659,428
  Cash and cash equivalents
    at beginning of period            1,128,991     1,921,415     1,261,987
                                     ----------     ---------     ---------
  Cash and cash equivalents
    at end of period                $ 4,356,381    $1,128,991    $1,921,415
                                     ==========     =========     =========

                             See accompanying notes

                               HOWARD B. WOLF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Business

       Prior to May 6, 1999 the Company designed, manufactured and sold women's fashion apparel primarily to retail clothing stores in the United States. On February 3, 1999 the Board of Directors recommended a Plan of Liquidation and Dissolution to the shareholders who adopted the Plan at a duly called meeting on May 6, 1999. Subsequent to May 6, 1999 the Company has not engaged in any business activities except to complete the affairs of the Company, liquidate the assets, provide for the liabilities and maximize shareholder value.


  Summary of significant accounting policies

       In connection with the shareholder approval of the Plan of Liquidation and Dissolution on May 6, 1999 the Company adopted the liquidation basis of accounting. Under this basis of accounting, assets and liabilities are stated at their net realizable value and settlement amounts and estimated costs through the liquidation are provided to the extent reasonably determinable. The Company will be liquidated and dissolved, all liabilities and operating costs to carry out the liquidation and dissolution will be paid, and all remaining assets distributed to the shareholders.

       The  consolidated financial  statements include  the  accounts of
  the  Company  and  all  subsidiaries.  All  significant   intercompany
  transactions and balances have been eliminated in consolidation.

       Inventories have been totally liquidated as of May 31, 1999. Raw materials were priced at the lower of cost (identified unit basis) or market and work-in-process and finished goods were priced at the lower of average cost or market.

       All property, plant and equipment used in the operations of the Company, with the exception of immaterial computer and office equipment, have been sold or disposed of. Loss on abandonment of assets (unamortized leasehold improvements) and gain on the sale of assets reflect the difference between the book value of the assets and their net selling price.

       Refundable federal income tax is calculated on the basis of applying the tax net operating loss against the two previous years' taxable income and taxes paid. Deferred income taxes result from temporary differences between pre-tax earnings reported in the consolidated financial statements and taxable income. No deferred taxes were reflected on the balance sheet at May 31, 1999 since it is highly improbable that the Company will generate any taxable income in order to utilize the deferred tax benefits.

       Basic and diluted earnings (loss) per share is computed on the weighted average number of common shares outstanding during the period.

       In June 1997, the FASB released Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for the Company's fiscal year 1999. SFAS 130 did not have an impact on the Company's consolidated financial statements.

       In preparing the Company's financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ form these estimates. Estimates used in the liquidation basis of accounting are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and there are a number of important factors that could cause actual results to differ from these estimates including the Company's ability to collect accounts receivable and amounts to be received when assets are sold.

       Fair value of financial instruments are estimated to approximate the related book values, unless otherwise indicated, based on market information available to the Company.

  Cash flow information

       The consolidated statements of cash flows provide information about changes in cash and cash equivalents. Cash equivalents consist of highly liquid debt instruments with a maturity, when purchased, of three months or less.

       Cash payments for interest were: 1999-$42,148; 1998-$35,133 and 1997-$29,675. Cash payments for federal income taxes were: 1999-$-0-; 1998-$387,925 and 1997-$341,854.

  Cash and cash equivalents

       Cash and cash equivalents consist of:
                                                     1999          1998
                                                 ---------     ---------
                 Cash                           $  383,130    $  290,833
                 Money market funds                366,297       207,461
                 Matured funds at factor            25,791       630,697
                 U.S. Treasury bills             2,996,311             -
                                                 ---------     ---------
                                                $3,771,529    $1,128,991
                                                 =========     =========
  Credit risk

       The Company and its subsidiaries maintain cash balances at several financial institutions located in Texas, California and Nevada. Accounts in each institution (except U. S. Treasury Bills, which are secured by the United States Government) are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $512,000 at May 31, 1999, ($855,000 at May 31, 1998). The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk.

       The balance of  accounts receivable  factored and matured   funds
  with a commercial factor of approximately $482,000 at May 31, 1999 are uninsured ($2,172,000 at May 31, 1998).

  Accounts receivable

       Accounts receivable are net of allowances for collection losses and discounts of $39,112 in 1999 and $132,546 in 1998.

       At  May 31, 1999 and 1998 approximately $457,000 and  $1,542,000, respectively, of accounts receivable were factored with a commercial factor. Approximately $145,000 and $707,000 were factored with recourse at May 31, 1999 and 1998, respectively.

    Inventories

       Inventories consist of:                       1999         1998
                                                    -----      ---------
                 Raw materials                        -       $  991,748
                 Work-in-process                      -        1,067,345
                 Finished goods                       -        2,561,475
                                                    -----      ---------
                                                      -       $4,620,568
                                                    =====      =========
  Property, plant and equipment

       Details of property, plant and equipment at cost and the estimated useful lives used in computing depreciation and amortization are:

                                    Estimated
                                   useful lives     1999          1998
                                   ------------  ---------     ---------
    Property, plant and equipment:
              Land                         -    $        -    $  109,846
              Buildings              25 years            -       661,727
              Machinery and
                equipment          3-10 years       55,232     1,027,109
              Building and lease
               hold improvements   4-10 years            -       695,650
                                                 ---------     ---------
                                                $   55,232    $2,494,332
                                                 =========     =========
    Plant and equipment not used
      in operations:
            Buildings               25 years    $        -    $  137,005

            Less accumulated depreciation                -      (136,327)
                                                 ---------     ---------
                                                $        -    $      678
                                                 =========     =========

       Depreciation expense for the period May 6, 1999 through May 31, 1999 was $11,741.


  Accounts payable and accrued liabilities

       Accounts payable and accrued
         liabilities consist of:
                                                    1999           1998
                                                  -------      ---------
            Accounts payable-trade               $ 60,001     $1,667,482
            Accrued compensation                    5,291        191,390
            Accrued taxes                         119,400        100,207
            Other accrued liabilities               1,219         16,329
                                                  -------      ---------
                                                 $185,911     $1,975,408
                                                  =======      =========

  Line of credit

       The Company has an oral agreement for a line of credit with a bank in the amount of $100,000 bearing no interest. The line is collateralized by the general assets of the company. As of May 31, 1999, amounts available under this line were $100,000. No amounts were drawn under this line of credit as of May 31, 1999.

  Leases

       Certain equipment, manufacturing facilities, showrooms and factory outlet mall stores were leased for periods expiring at various dates through fiscal 2003, at aggregate annual rentals of approximately $223,000 in 1999, $159,000 in 1998 and $103,000 in 1997,
  which consisted entirely of minimum rentals. Management does not expect to renew or replace terminated or expired leases as it completes the liquidation and dissolution process of the Company. As of May 31, 1999 there is only one lease for office space which expires in 2003 and one lease for office equipment which expires in 2001. Included in the 1999 rent expense is approximately $110,000 related to buy-out of certain facility operating leases.

       The future minimum lease payments required under operating leases that have an initial or remaining lease term in excess of one year at May 31, 1999 were as follows:
                                                    Operating
                                                     leases
                                                      ------
                 2001                                $36,000
                 2002                                 31,000
                 2003                                 11,000
                                                      ------
                                                     $78,000
                                                      ======

  Federal Income Tax

       Income taxes receivable at May 31, 1999 consists primarily of federal income taxes recoverable through carryback of net operating losses. The detail of the provision for federal income tax follows:

                                    For the period
                                     June 1, 1998
                                        through    For the years ended May 31,
                                      May 5, 1999       1998        1997
                                        --------      -------     -------
     Current tax payable (receivable)  $(659,323)    $244,477    $411,491
     Deferred tax
       (benefit) expense                 160,000      (20,000)    (41,000)
                                        --------      -------     -------
     Provision (credit)
       for income tax                  $(499,323)    $224,477    $370,491
                                         =======      =======     =======

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As a result of the Plan of Liquidation and Dissolution, all deferred tax assets have been allowed for since they are not expected to be realized. Net operating losses available for carryforward at May 31, 1999 were approximately $1,263,000 expiring May 31, 2119.

       Total deferred tax assets and liabilities in the consolidated statement of net assets and balance sheet are as follows at May 31,:

                    Assets                  1999           1998
                                          --------        -------
              Bad debt reserve           $  13,300       $ 40,000
              Discount  reserve                  -          5,000
              Inventory capitalization
                of selling, general and
                administrative costs             -        189,000
              Net operating
                loss carryforward          429,551
                                          --------        -------
                                         $ 442,851       $234,000
              Less valuation allowance    (442,851)             -
                                          --------        -------
                                         $       -       $234,000
                                          ========        =======
                   Liabilities
              Depreciation               $       -       $ 74,000
                                          ========        =======

       The income tax provision reconciled to the tax computed at federal statutory rates is as follows:
                                          For the years ended May 31,
                                       1999         1998          1997
                                     --------      -------       -------
       Tax at statutory rates       $(936,611)    $212,975      $341,387
       Tax effect of net operating
         loss carryforward            429,551           -             -
       Tax effect on non-
         deductible items              11,848       14,620        13,472
       Other-net                     (164,111)      16,882        56,632
                                     --------      -------       -------
                                    $(659,323)    $244,477      $411,491
    Deferred tax (benefit) expense    160,000      (20,000)      (41,000)
                                     --------      -------       -------
                                    $(499,323)    $224,477      $370,491
                                     ========      =======       =======

    The components of deferred income tax (benefit) expense are as follows:

                                           For the years ended May 31,
                                       1999         1998          1997
                                     --------      -------       -------
       Difference between tax
         and book depreciation     $  (74,000)    $    282      $ (3,400)
       Difference between tax
         and book allowance for
         doubtful accounts             26,945         (810)      (13,430)
       Difference between tax
         and book basis of
         merchandise inventories      189,018      (20,072)      (21,809)
       Reserve for discounts            4,738          600        (2,361)
       Net operating
         loss carryforward           (429,551)          -             -
       Valuation allowance            442,850           -             -
                                     --------      -------       -------
   Deferred tax (benefit) expense   $ 160,000     $(20,000)     $(41,000)
                                     ========      =======       =======

  Advertising costs

       The Company's policy is to expense all advertising costs in the period in which the advertising first takes place. Advertising expense was approximately $111,000, $208,000 and $122,000 for the years ended May 31, 1999, 1998 and 1997, respectively.

                              HOWARD B. WOLF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

  Selected quarterly financial data (UNAUDITED)
                  First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                       Ended          Ended           Ended           Ended
                    Aug 31,1998   Nov 30,1998     Feb 28,1999     May 5,1999
                      ---------     ---------      ----------     ----------
  Net sales          $3,148,230    $2,641,063     $ 2,491,598    $ 1,127,231
  Gross profit(loss)    992,183       286,070      (1,272,663)    (3,471,447)
  Income (loss)
    before federal
    income tax            6,309      (624,618)     (2,042,448)       327,944
  Net income (loss)       5,233      (441,463)     (1,317,661)       (79,599)
  Basic and diluted
    earnings (loss)
    per share               .01         (0.42)          (l.25)          (.08)
  Average number
    of shares
    outstanding       1,056,191     1,056,191       1,056,191      1,056,191


                    Aug 31,1997   Nov 30,1997     Feb 28,1998    May 31,1998
                      ---------     ---------      ----------     ----------
  Net sales          $3,680,093    $3,861,720     $ 3,276,419    $ 3,503,682
  Gross profit        1,299,050     1,460,640       1,028,199      1,046,470
  Income before
    federal
    income tax          265,460       259,988          80,217         20,733
  Net income            170,196       168,996          43,682         19,047
  Basic and diluted
    earnings per share      .16           .16             .04            .02
  Average number
    of shares
    outstanding       1,056,191     1,056,191       1,056,191      1,056,191



  Item 9. Changes in and disagreements with accountants on accounting and financial disclosure matters

          None

                                 PART III

       The information required  by items  10,  11, 12  and  13 of  Part
  III  is incorporated  by   reference  from  the  indicated  pages   in
  the Company's definitive proxy statement for its annual meeting of shareholders to be held September 21, 1999.
                                                            Pages of Proxy
                                                               Statement

  Item 10. Directors and Executive
             Officers of the Registrant                           3-4
  Item 11. Executive Compensation                                   5
  Item 12. Executive Ownership of Certain
             Beneficial Owners and Management                     2-3
  Item 15. Certain Relationships and Related Transactions           7

                                    PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
       (a) 1. Financial statements and financial  statement  schedules
           The financial statements and schedules listed in the accompanying index to consolidated financial statements are filed as part of this annual report.
           3. Exhibits
           None
       (b) Report on Form 8-K
           One Form 8-K was filed in the fourth quarter ended May 31, 1999 on May 6, 1999.

                            HOWARD B. WOLF, INC.
           SCHEDULE II-ALLOWANCE FOR COLLECTION LOSSES AND DISCOUNTS
                    Years ended May 31, 1999, 1998 and 1997
                               000's Omitted

                        Balance at  Additions    Amount              Balance
                        beginning    charged    charged   Discounts   at end
                         of year    to income    off(2)   allowed    of year
                          ----        ------      ----     ------    -------
  Year ended
    May 31, 1999
  Collection losses       $119       $  241       $321     $    -    $   39
  Discounts                 14          509(1)       -        523         -
                          ----        ------      ----     ------    -------
                          $133       $  750       $321     $  523    $   39
  Year ended
    May 31,1998
  Collection losses       $116       $  138       $136     $    -     $ 119
  Discounts                 16          857(1)       1        857        14
                          ----        ------      ----     ------    -------
                          $132       $  995       $137     $  857     $ 133
  Year ended
    May 31, 1997
  Collection losses       $ 77       $  127       $ 88     $    -     $ 116
  Discounts                  9        1,048(1)      (7)     1,048        16
                          ----        ------      ----     ------    -------
                          $ 86       $1,175       $ 81     $1,048      $ 13

  (1) Charged to net sales.
  (2) Net of recoveries.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Howard B. Wolf, Inc.

  By:/s/ Robert D. Wolf
  Robert D. Wolf
  President
  (Chief Executive Officer)
  August 27,1999

  By:/s/ Eugene K. Friesen
  Eugene K. Friesen
  Senior Vice President and Treasurer
  (Principal Accounting Officer)
  August 27,1999

  Pursuant of the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


  Creed L. Ford III
  Director
  August 27,1999

  /s/Eugene K. Friesen
  Eugene K. Friesen
  Senior Vice President, Treasurer and Director
  August 27,1999

  /s/Joel Held
  Joel Held
  Director
  August 27,1999

  Juan Villamizar
  Director
  August 27,1999

  /s/Howard B. Wolf
  Howard B. Wolf
  Chairman of the Board, Secretary and Director
  August 27,1999

  /s/Robert D. Wolf
  Robert D. Wolf
  President, Chief Executive Officer and Director
  August 27,1999