Form 10-Q
period 1999-08-31
WOLF HOWARD B INC
filed 1999-10-13
CIK 108018

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549

                                     FORM 10-Q

               (X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended August 31, 1999

                           Commission file number 1-6775

                                HOWARD B. WOLF, INC.
              (Exact name of registrant as specified in its charter)

                    TEXAS                           75-0847571
        (State of Incorporation)       (IRS Employer Identification No.)


               3710 Rawlins Street, #970, Dallas, Texas    75219-4238
               (Address of principal executive offices)    (Zip Code)


                                    (214) 252-0124
                                  (Telephone number)

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

                   Common stock, par value $0.33 1/3 per share:
                        1,056,191 shares outstanding as of
                                 October 8, 1999

                               HOWARD B. WOLF, INC.


                                       INDEX

                                                                     Page
                                                                    Number

      PART 1.      FINANCIAL INFORMATION

         Item 1. Financial Statements

        Consolidated Statements of Net Assets in Liquidation -
          August 31, 1999 (Unaudited) and May 31, 1999                 3

        Consolidated Statement of Changes in Net Assets
          in Liquidation for the three months ended August
          August 31, 1999 (Unaudited)                                  4

        Consolidated Statement of Operations Retained Earnings
          for the three months ended August 31, 1998 (Unaudited)       5

        Consolidated Statement of Cash Flows for the
          three month period ended August 31, 1998 (Unaudited)         6

        Notes to Consolidated Financial Statements (Unaudited)         7

    Item 2.
        Management's Discussion and Analysis of
          Financial Condition and Results of Operations              8-9

   PART II.  OTHER INFORMATION

   Item 9.
        Exhibits and Reports on Form 8-K                              10

                         Part 1.   FINANCIAL INFORMATION

  Item 1.  Financial Statement

                       HOWARD B. WOLF, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                           August 31, 1999   May 31, 1999
                                                ---------     ---------
      ASSETS
        Cash and cash equivalents              $4,031,750    $3,771,529
        Accounts and note receivable - net        424,679       941,597
        Prepaid expenses                           36,028        34,199
        Refundable federal income tax             676,624       676,624
        Property and equipment - net                6,878        13,870
        Other assets                                    -        51,957
                                                ---------     ---------
          Total assets                          5,175,959     5,489,776

      LIABILITIES

        Accounts payable and accrued liabilities  129,130       185,911
                                                ---------     ---------
        Net assets in liquidation              $5,046,829    $5,303,865
                                                =========     =========


  Note: The Consolidated Statement of Net Assets in Liquidation at May 31, 1999 has been taken from the Audited financial statements.

                   See notes to consolidated financial statements.

                      HOWARD B. WOLF, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                 For the three-month period ending August 31, 1999
                  and the period May 6, 1999 through May 31, 1999


                                             August 31, 1999   May 31, 1999
                                                 ---------       ---------
      Revenue -
        Net sales                               $        -      $  183,266
        Interest income                             41,676          16,816


      Costs and expenses -
        Cost of sales                                    -         281,123
        Selling, general
          and administrative expenses              297,695         304,693
        Provision for bad debt expense                   -          33,349
        Interest expense                             1,017           2,843
                                                 ---------       ---------
                                                   298,712         622,008
                                                 ---------       ---------
      Decrease in net assets for the period       (257,036)       (421,926)

      Net assets at the beginning of the period  5,303,865       5,725,791
                                                 ---------       ---------
      Net assets at the end of the period       $5,046,829      $5,303,865
                                                 =========       =========


  Note:  The Consolidated Statement of Changes in Net Assets in
  Liquidation for the period May 6, 1999 through May 31, 1999 has been taken from the audited financial statements.

                  See notes to consolidated financial statements.

                         HOWARD B. WOLF, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF OPERATIONS AND RETAINED EARNINGS
                                  (Unaudited)
                      for the three months ended August 31, 1998


                 Net sales                                   $3,148,320

                 Cost and expenses:
                   Cost of sales                              2,156,047
                   Selling, general and
                     administrative expenses                    955,841
                   Provision for bad debt expense                27,459
                                                              ---------
                                                              3,139,347
                                                              ---------
                 Income from operations                           8,883

                 Other income                                    14,097
                 Interest income                                  3,029
                 Interest expense                               (19,700)
                                                              ---------
                 Income before federal income tax                 6,309
                 Provision for federal income tax                (1,076)
                                                              ---------
                 Net income                                       5,233

                 Retained earnings - beginning of period      5,433,784
                 Cash dividends                                 (84,495)
                                                              ---------
                 Retained earnings - end of period           $5,354,522

                 Average number of shares outstanding         1,056,191

                 Basic and diluted earnings per share              $.01

                 Cash dividends per share                          $.08


                      See notes to consolidated financial statements


                         HOWARD B. WOLF, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)
                       for the three months ended August 31, 1998

                 Cash flows from operating activities:
                 Net income                                  $   5,233
                 Adjustments to reconcile net income to
                   net cash used in operating activities -
                   Depreciation and amortization                48,000
                   Provision for losses
                     on accounts receivable                     27,459
                   Change in deferred federal income tax        29,000
                 Net changes in
                   operating assets and liabilities -
                   Accounts receivable                         161,611
                   Inventories                                 312,343
                   Prepaid expenses                            (62,154)
                   Refundable federal income tax               (27,924)
                   Accounts payable and accrued liabilities   (814,376)
                                                               -------
                     Net cash used in operating activities    (320,808)

                 Cash flows from investing activities:
                   Additions to property, plant and equipment   (5,443)
                                                               -------
                     Net cash used in investing activities      (5,443)

                 Cash flows from financing activities:
                   Cash dividends paid                         (84,495)
                                                               -------
                     Net cash used in financing activities     (84,495)
                                                               -------
                 Net decrease in cash and cash equivalents    (410,746)

                 Cash and cash equivalents
                   at beginning of period                    1,128,991

                 Cash and cash equivalents
                   at end of period                         $  718,245


                See notes to consolidated financial statements

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    On May 6, 1999 the shareholders approved a plan of liquidation and dissolution and on that date adopted the liquidation basis of accounting. Under this basis of accounting, assets and liabilities are stated at their net realizable value and settlement amounts and estimated costs through the liquidation are provided to the extent reasonably determinable. The Company will be liquidated and dissolved, all liabilities and operating costs to carry out the liquidation will be paid, and all remaining assets will be distributed to the shareholders.

    The consolidated statement of changes in net assets in liquidation as of August 31, 1999 and the consolidated statement of changes in net assets in liquidation for the three-month period ended August 31, 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the net assets in liquidation and the changes in net assets in liquidation as of and for the period ended August 31, 1999 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 annual report to shareholders. The changes in net assets in liquidation for the three-month period ended August 31, 1999 are not necessarily indicative of the changes for the full year ending May 31, 2000.

                                        August 31, 1999     May 31, 1999
                                            (Unaudited)       (Audited)
                                            ----------        ----------
  Cash and cash equivalents consist of:
            Cash                           $   232,478       $   383,130
            Money market funds                 765,753           366,297
            Matured funds at factor              4,321            25,791
            U.S. Treasury bills              3,029,198         2,996,311
                                            ----------        ----------
                                           $ 4,031,750       $ 3,771,529

  Allowances for
      collection losses are:               $    40,941       $    39,112

  Accounts payable and accrued
      liabilities consist of:
            Accounts payable - trade       $     6,434       $    60,001
            Accrued compensation                     -             5,291
            Accrued taxes                      122,696           119,400
            Other accrued liabilities                -             1,219
                                            ----------        ----------
                                           $   129,130       $   185,911

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

   LIQUIDITY AND CAPITAL RESOURCES

  On May 6, 1999 at a duly called meeting the shareholders adopted a Plan of Liquidation and Dissolution ("the Plan") which Plan was mailed to all shareholders as APPENDIX A in the proxy material dated May 6, 1999. As a result of the adoption of the Plan the Company has not engaged in any business activities except for completion of its business and affairs and preserving the value of its assets. All assets are to be sold under the Plan, and all debts and liabilities, whether fixed or contingent, will either be paid when due or be provided for.

  For the three-month period ended August 31, 1999 the Company's income and expenses consisted principally of (i) investment income on cash and cash equivalents and collection of accounts and note receivable and (ii) corporate expenses, primarily salaries, professional fees, office rent and expenses and necessary costs related to winding up the affairs of the Company.

  On September 21, 1999 the Board of Directors authorized the first liquidation distribution of $4.00 per share to shareholders of record on October 8, 1999, payable November 23, 1999. At such time as the Board of Directors has determined that all claims and liabilities have been identified and paid or provided for, the Board will determine a record date and issue a final liquidating distribution.

  As part of the liquidation and dissolution process under the terms of the Plan, trading in the Company's common stock will be suspended on October 12, 1999 by the American Stock Exchange.

  The Company did not offer a retirement plan nor offer post retirement or employment benefits. Accordingly, there is no impact on the Company due to SFAS 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits.", which is effective for fiscal years beginning after December 15, 1997.

  Based on the following estimates the Company believes that its future investment income and asset liquidations will exceed its operating expenses and other costs during the liquidating period as shown below.

                                Proforma (unaudited)

  Fiscal year ending May 31,      2000        2001       2002        Total
                               ---------    -------    -------    ---------
  Beginning cash balances     $3,772,000   $339,000   $232,000   $3,772,000

  Cash receipts:
    Collection of receivables    575,000     75,000     25,000      675,000
    Investment income             75,000     25,000     10,000      110,000
    Tax refund                   677,000          0          0      677,000
    Miscellaneous receipts        70,000          0          0       70,000
                               ---------    -------    -------    ---------
      Total cash receipts      1,397,000    100,000     35,000    1,532,000
                               ---------    -------    -------    ---------
  Total cash available         5,169,000    439,000    267,000    5,304,000

   Cash requirements:
    Office operations
      and expenses                70,000     40,000     32,000      142,000
    Professional fees             40,000     25,000     15,000       80,000
    Salaries                     200,000     60,000     40,000      300,000
    Shareholder/SEC/AMEX costs    20,000     10,000     10,000       40,000
    Taxes and reserves           275,000     72,000     91,000      438,000
                               ---------    -------    -------    ---------
  Total cash requirements        605,000    207,000    188,000    1,000,000
                               ---------    -------    -------    ---------
  Cash available
    For distribution           4,564,000    232,000     79,000    4,304,000

  Distribution to shareholders 4,225,000          0     79,000    4,304,000
                               ---------    -------    -------    ---------
  Ending cash balances        $  339,000   $232,000   $      0   $        0
                               =========    =======    =======    =========

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

  RESULTS OF OPERATIONS

  As a result of the approval of the Plan of Liquidation and Dissolution by the shareholders on May 6, 1999, the Company has not engaged in any business activities in the three-month period ended August 31, 1999 except for the completion of its business and affairs, the liquidation of its assets, paying all claims and liabilities and preserving and maximizing shareholder value.


  Part II.   OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K
       (a)  Not applicable
       (b) No report on Form 8-K was filed during the three-month period ended August 31, 1998. One report on Form 8-K was filed on October 5, 1999.

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


  October 12, 1999